Form 10KSB
period 2000-12-31
CLIP N PIERCE FASHION INC
filed 2001-03-28
CIK 1114222

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

     X  Annual report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the fiscal year ended December 31, 2000

     __ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to ___________

     Commission file number          #  (not yet issued)

                      Clip 'N Pierce Fashions, Inc.
          ---------------------------------------------
          (Name of Small business Issuer in Its Charter)

               Delaware                             33-0857223
  ------------------------------                 --------------
  (State or Other Jurisdiction of                (IRS Employer
  Incorporation or Organization)                Identification No.)

 4190 Bonita Road, Bonita, CA                     91902
 ----------------------------------------      ---------
 (Address of Principal Executive Offices)      (ZIP Code)

                     (619) 267-0450
       ------------------------------------------------
       (Issuer's Telephone Number, Including Area Code)


Securities to be Registered under Section 12(b) of the Act:

     Title of each Class                       Name of each Exchange
                                              On Which Registered

Securities to be Registered under Section 12(g) of the Act:

                       Common   Stock
--------------------------------------------------------------

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days

    Yes   X          No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. X

      Issuer's revenues for its most recent fiscal year.
                         None



     Number of shares outstanding of common equity, as of  March 1, 2001

           8,400,000 shares

                          PART I


 ITEM 1.   DESCRIPTION OF BUSINESS

Product

Clip 'n Pierce has developed a clip-on earring with the capability of affixing to it any earring designed for pierced ears. The prototype can be described as a bowl- shaped circle, 3/8 of an inch in diameter made of 18K gold. A part of this round clip-on earring is a very small hole for the purpose of inserting a stud earring. The studded earring and the gold circle appear as a unit. A silver prototype has now also been developed, slightly smaller but the same in every other way.


History

The principals conceived the idea several years ago and proceeded to hire a professional jewelry designer to produce the prototype. The prototype has been worn since mid 1999 with a large variety of studded earrings for over a year with complete wearer satisfaction by the president of the company. Reactions to the product's appearance, of approximately twelve women at three different social occasions late in 1999, was positive. Since the idea's birth the principles of the company have tested the product for convenience, durability and flexibility of use. A second prototype, developed in mid 2000, is meeting with the same experience in wear ability. Inquiries of jewelry stores has produced mixed reactions but primarily favorable for a nitch market.


Present Business Activities.

Clip 'n Pierce has just completed a market study of ten jewelry outlets in San Diego County at Plaza Bonita in National City and Grossmont Shopping Center in La Mesa, CA. The purpose of the study was to gather information from jewelers about their opinions of the product's desirability, and to determine their interest in selling the product. Jewelry shops in two malls, one middle and one higher end economically. Of the ten shop keepers interviewed, six liked the product very much and four of those felt confident there was a market and at least three of those were interested in carrying the product in their store. Those not favorably disposed to the product sited a somewhat similar product which seemed in their opinion to satisfy this small market.

Leads from these interviews pointed to a possible manufacturer and several suggestions as to the nature of the customer most likely to be interested, ie. senior citizen age. Also from the study it appears the higher end mall showed more favorable interest. Other current activities, including the last quarter of 2000 and into the first quarter of 2001 include searching for a manufacturer and determining a reasonable price for the product. Later the possibility of Internet marketing will be researched.

Competition

The jewelry industry is vast and varied. While there are many earring products of both clip-on and pierced variety, to Clip 'n Pierce's knowledge no product of this kind is on the market currently. The current market study has revealed a product called the French Clip, discussed by at least four of the jewelers interviewed. The product enables a studded earring to be permanently placed on a clip by the jeweler. While this product does not have the flexibility of the Clip 'n Pierce earring, it may serve the purpose for some customers. That product is the closest to our product that any of the jewelers has seen.


ITEM 2.  DESCRIPTION OF PROPERTY

Clip 'n Pierce shares 475 square feet of office space with EFM Venture Group, Inc., an affiliated company. Clip 'N Pierce pays $200 per month. This amount Is consider market rate considering the physical space and hours used by Clip 'N Pierce. Clip 'N Pierce began paying rent as of January 1, 2001.


ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


There are 179 common shareholders of  record.
There is, as of the date of filing, no public market in any class of stock of the company.

Pursuant to Item 701(f) of Regulation S-B; In as much as the Company's first registration statement was for stock of a shareholder, there were no proceeds to the Company.


ITEM 6.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

Certain Forward-looking Information:

Information provided in this 10KSB filing may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well as assumptions related to the foregoing. For this purpose, any statements contained this filing that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein.

Clip 'n Pierce has sufficient cash resources to operate at the present level of expenditure for the next twelve months. On February 28, 2000 a major shareholder, EFM Venture Group, Inc. contributed $2,800. Additionally, on November 2, 2000 and on November 28, 2000, EFM Venture Group, Inc. contributed $5,000 to the capital of the Company and on January 12, 2001,

$6,000. Clip 'n Pierce may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful. The Company has no specific plans at present for raising additional capital.

Comparison of year ended December 31, 2000 with the Period from April 14, 1999 (Inception) to December 31, 1999 (fiscal 1999).

Income for both fiscal 2000 and fiscal 1999 were zero.
Total expenses in 2000 were $8,125 as compared with $456 in 1999. This difference is due to both a short fiscal year in 1999 and the greater activity of the Company and its business in 2000.

On December 31, 2000 the Company had total assets of $5,515 and a stockholders equity of $4,415

The following is the history and projected future activities of the company in milestone format.

   Milestone:

1. Development of prototype idea. This was done prior to the organization of Clip 'N Pierce.

2. Production of a physical prototype. This was done prior to the organization of Clip 'N Pierce.

3.  Initial small market study.  Done during November 2000.

4.  Develop product brochure.  January 2001. Estimated cost $300.

5. Additional store to store market study using brochure. Late January 2000 to February 2001. Cost estimate $300.

6.  Mail brochures to qualified jewelry stores in San Diego and follow up with
telephone interviews.   $500.

7. Develop list of manufactures and assess pricing. Decide on 18 or 14 karat gold. Determine price, quantity and delivery. March to June 2001.

8. Place order for small initial product production. July 2001. Cost will depend on information obtained in milestone 7.

9. Fall of 2001. Market initial production to stores identified in mile stones 5 and 6. Cost will depend on information from milestone 5 and 6 as to number of stores. This mile stone should mark the first revenues for Clip 'N Pierce.

10. Determine future production and sales effort from information gained from initial sales effort. Depending on the size of the production and potential Clip 'N Pierce may need to obtain addition capital from loans or sale of additional equity.

The pricing of the product will depend on the quality of gold and/or silver selected for production. The cost to produce the prototype was approximately $300 in 18 karat gold. That cost will need to be brought down when manufacturing in quantity in order to appeal to the general market. It can be made of a lesser karat gold for instance. We believe a cost under $150 for gold and under $100 for silver will allow mark-up and still generate profit for the company. Details are not firm and there is no assurance that the price goals can be met.

In the next twelve months, Clip 'n Pierce will pursue arrangements for the sale of its products. The market study conducted in November of this past year in two shopping centers in San Diego County. The results indicate some probable success of the item. If the price of production can be kept reasonable, revenues could be expected early in 2002. A manufacturing source will be sought early in 2001. Initial placement of the product in retail outlets will take place in the fourth quarter of 2001 in San Diego County as a starting location, specifically in the East San Diego County mall of Grossmont Center, the upscale mall called University Town Center near La Jolla, and the central city area of Mission Valley, namely Fashion Valley and Mission Valley Shopping Centers. San Diego County has a population in excess of 2 million people and the Pacific Bell Yellow Pages list over 200 retail jewelry stores. (See "Business-History.")

Clip 'n Pierce plans to develop additional variations of the product including types of metals and size of the earring. Clip 'n Pierce does not plan to employ additional personnel during the next twelve months. Clip 'n Pierce plans to make use of contracted, short-term or leased personnel, if any.

                               RISK FACTORS



(1) Clip 'n Pierce is a start up company and subject to all the risks of a new business.

The company is very small and only recently has it begun exploring development possibilities. Manufacturing estimates are now being obtained and may not
                                                           -6-
prove economical For production for the general market. Since we are just starting the proposed operations the investor is at risk that this new business will not be able to make a profit or take a very long time to accomplish that.

(2) Lack of experience in the jewelry business may result in unsatisfactory management.

No history in operating a jewelry business may risk investor funds due to the inexperience of the officers and directors who are making business decisions. This lack of experience may result in an inability to run a successful jewelry making business. There is no assurance that Clip 'n Pierce will every produce earnings.
(See "Business" and "Management.")

(3) Additional funds may be needed and may not be able to be raised.

Without additional capital the original investor funds may be at risk. The balance sheet for the year ended December 31, 1999, shows a stockholder's equity of only $840.00 and working capital of only $ 840.00. Since January 1, 2000 a major shareholder, EFM Venture Group, Inc., contributed $16,000 to the capital of Clip 'n Pierce. We Estimate sufficient funds for approximately twelve months of current operations. Thus, we may need to raise additional capital and there is no assurance that we will be able to raise sufficient for continuing needs. While Clip 'n Pierce intends to sell its products through existing retail outlets and distributors, and to possibly receive prepaid royalties, there can be no assurance that we will be successful in achieving the objectives. As of this date Clip n Pierce has manufactured only the prototypes and has sold no earrings.

(4) Our product may have no market interest and result in few sales.

With little or no sales the company may not be able to continue operation. The proposed marketing of these earrings has inherent risks. It is a new and untried product with a possibly limited market. We cannot accurately predict the acceptance of the product or the time frame in which any sales will be made. We have surveyed the market to get an indication of the potential but the results unpredictable at this time.

(5) Current selection of earrings on the market may be sufficient.

If the existing types of earrings satisfy consumer needs there would be little demand for our product. Clip 'n Pierce will operate in a business field where the competing companies are much larger and more experienced in the jewelry business and much better at predicting consumer tastes. There is a somewhat similar product that may be sufficient for the small demand because it serves a similar purpose. Such a competing product may reduce the desirability of our earring. Also, because other established jewelry companies will likely have much larger amounts of capital than this company, we may find it very difficult infuse enough money to compete and make a profit.
(See "Competition").

(6) We have not secured a manufacturing source yet and may not be able to do so.

A specific manufacturer has not been found as yet and may not be possible to obtain at a reasonable price for the product. Clip 'n Pierce does not intend to do its own manufacturing and will be completely dependent on outside companies for the production of its product. While the availability of a company to produce the earrings may not be a problem, the cost of such production may be too high to make mass marketing feasible. If the price of the earrings cannot be at a level that would interest the potential consumer then no sales will lose investor money.

(7) Our market study may prove incorrect about the desirability of the product.

The evaluation of the Company's products has been done solely by its officers and directors. No independent analysis or study of its products has been done by anyone engaged by Clip 'n Pierce. The investor is at risk if the company's studies have overestimated the product's marketability.

(8) We are liable for the safety of the product even though we are not manufacturing it.

Although Clip 'n Pierce is not and does not intend to be involved in the actual manufacturing process (since we intend to use subcontracting arrangements), there may be liability to the Company since we were responsible for the design. The Company presently has no product liability insurance coverage. We believe that this is appropriate at present considering the nature of the product and the stage of development. There can be no assurance that this decision will not result in consequent loss to us and therefore to the investor. (See Business.")

(9) Clip 'n Pierce is completely dependent on its management for the product development.

The current management is only personnel available to develop the product and it is probable that we would not have sufficient capital to hire personnel to continue the development of the product should management for any reason cease or be unable to continue to work. Without personnel to replace officer and director management the company could not continue to operate. The present management acquired its controlling interest in Clip 'n Pierce on December 1, 1999. (See "Certain Transactions.")

(10)  The investor has no say in the management of the company.

The officers and directors own 95% of the company's common stock and will be in a position to continue to control Clip 'n Pierce. Such close control may be risky to the investor because the entire company's operation is dependent on a very few people who could lose their ability, or interest in pursuing the company's operation.

(11) No cash dividends are anticipated in the foreseeable future.

Since Clip 'n Pierce does not anticipate that it will pay dividends the investor will only profit by the increase in value of his shares. Our profits, if any, during the next several years will necessarily be used to develop and possibly expand the product lines and business.

(12) There is no market for the common stock.

Even after the distribution of the shares there is no assurance a market will develop. The common stock will not initially be traded on NASDAQ or any Securities Exchange which may result in the risk of minimal liquidity of the investment.

(13) Our stock may be low priced and therefore less liquid.

Because the company's common stock is likely to trade below $5.00 per share, we are subject to the Securities enforcement and Penny Stock Reform Act of 1990 (the "Penny Stock Rules") . The Penny Stock Rules may adversely affect the market liquidity for our common stock because broker-dealers trading in Penny Stocks must, among other things:

      * Provide customers with a risk disclosure statement setting forth certain specified information prior to a purchase transaction;
      * Disclose to the customer inside bid quotation and outside offer quotation for this Penny Stock, or, in a principal transaction, the broker-dealer's offer price for the Penny Stock;
      * Disclose the aggregate amount of any compensation the broker-dealer receives in the transaction;
      * Disclose the aggregate amount of the cash compensation that any associated person of the broker-dealer, who is a natural person, will receive in connection with the transaction;
      * Deliver to the customer after the transaction certain information concerning determination of the price and market trading activity of the Penny Stock.
                                                                   PAGE 7

Non-stock exchange and non-NASDAQ stocks would not be covered by the definition of penny stock for:
    (i) issuers who have $2,000,000 tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years);
    (ii) transactions in which the customer is an institutional accredited investor;
    (iii)transactions that are not recommended by the broker-dealer.


                          PENNY STOCK RULE

The Securities and Exchange commission has adopted rule 15g-9 which established the definition of a "penny stock", for the purposes relevant to Clip 'n Pierce, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
     (1) that a broker or dealer approve a person's account for transactions in penny stocks: and
     (2) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
In order to approve a person's account for transactions in penny stocks, the broker or dealer must
     (1) obtain financial information and investment experience objectives of the person; and
     (2) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock,
     (1) a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form,
     (2) sets forth the basis on which the broker or dealer made the suitability determination; and
     (3) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about
     (1) the commissions payable to both the broker-dealer and the registered representative,
     (2) current quotations for the securities, and
     (3) the rights and remedies available to an investor in cases of fraud in penny stock transactions.
     (4) monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(14) Potential Future Sales Pursuant to Rule 144. Of the 8,400,000 shares of Clip 'n Pierce's common stock outstanding prior to this Offering, all are "Restricted Securities," as that term is defined under Rule 144 promulgated under the Securities Act of 1933 (the "Act"). In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may sell, within any three-month period, a number of shares which does not exceed the greater of one percent of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, without any quantity limitation, by a person who is not an affiliate of the

Company and who has beneficially owned the shares a minimum period of two years. Hence, the possible sale of these restricted shares may, in the future, dilute an investor's percentage of free-trading shares and may have a depressive effect on the price of Clip 'n Pierce's common stock. No shares, other than the 400,000 shares which are the subject of this registration and be sold free of restriction. All shares other than the 400,000 to be distributed are held by affiliates and subjection to the restrictions of Rule
144. (See" Certain Transactions.")

(15) Potential Anti-Takeover Effect of Authorized Preferred Stock. The Company is authorized to issue 20,000,000 shares of $0.001 par value preferred stock with the rights, preferences, privileges and restrictions thereof to be determined by the Board of Directors of Clip 'n Pierce. Preferred stock can thus be issued without the vote of the holders of common stock. Rights could be granted to the holders of preferred stock which could reduce the attractiveness of Clip 'n Pierce as a potential takeover target, make the removal of Management more difficult, or adversely impact the rights of holders of common stock. No preferred stock is currently outstanding, and we have no present plans for the issuance of any shares of preferred stock.


(16) Product Patent. We have elected not to pursue a product patent at this time until further development of the company's potential is explored. There is risk that the product will be seen and copied and we will lose the competitive edge.

ITEM 7.  FINANCIAL STATEMENTS

                         CLIP 'N PIERCE FASHIONS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                            FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2000

                         CLIP 'N PIERCE FASHIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)



                                  CONTENTS
                                  --------


PAGE	1	INDEPENDENT AUDITORS' REPORT


PAGE	2	BALANCE SHEET AS OF DECEMBER 31, 2000


PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000,
            AND FOR THE PERIODS FROM APRIL 14, 1999 (INCEPTION) TO
            DECEMBER 31, 1999 AND APRIL 14, 1999 (INCEPTION) TO DECEMBER
            31, 2000


PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD
            FROM APRIL 14, 1999 (INCEPTION) TO DECEMBER 31, 2000


PAGE	5	STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2000,
            AND FOR THE PERIODS FROM APRIL 14, 1999 (INCEPTION) TO
            DECEMBER 31, 1999 AND APRIL 14, 1999 (INCEPTION) TO DECEMBER
            31, 2000


PAGES	6-7	NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000

                         INDEPENDENT AUDITORS' REPORT
                         -----------------------------


To the Board of Directors of:
Clip 'N Pierce Fashions, Inc.

We have audited the accompanying balance sheet of Clip 'N Pierce Fashions, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for year ended December 31, 2000, and for the periods from April 14, 1999 (inception) to December 31, 1999 and April 14, 1999 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Clip 'N Pierce Fashions, Inc. (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000 and for the periods from April 14, 1999 (inception) to December 31, 1999 and April 14, 1999 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



WEINBERG & COMPANY, P.A.


Boca Raton, Florida
March 6, 2001
                                        1
                                                                   PAGE 10

                         CLIP 'N PIERCE FASHIONS INC.
                        (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEET
                           AS OF DECEMBER 31, 2000

                                   ASSETS
                                   ------

CURRENT ASSETS

Cash                                                                $  5,515
                                                                    --------
TOTAL ASSETS                                                        $  5,515
------------                                                        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
 Accrued expenses                                                   $  1,100
                                                                    --------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.001 par value, 20,000,000 shares authorized,
  none issued and outstanding                                              -
 Common stock, $0.0001 par value, 50,000,000 shares authorized,
  8,400,000 shares issued and outstanding                                 840
 Additional paid-in capital                                            13,256
 Deficit accumulated during development stage                           (9,681)
                                                                       ------
TOTAL STOCKHOLDERS' EQUITY                                           $  4,415
==========================                                           ========

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                            $  5,515
-----------------------------------------                            --------

See accompanying notes to financial statements

                                       2
                                                                   PAGE 11

                     CLIP 'N PIERCE FASHIONS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS
                     ------------------------------

                                           For the             For the
                            For the Year   Period From         Period From
                            Ended          April 14 1999       April 14 1999
                            December 31,   (Inception) to      (Inception) to
                            2000           December 31, 1999   December 31, 2000
INCOME                      $        -     $        -          $          -
                              ----------     -----------    -----------------
EXPENSES
  Professional fees                7,237             -                  7,237
  General and administrative         888             -                    888
  Organization Costs                 -              456                   456
                              ----------     -----------    -----------------
TOTAL EXPENSES                     8,125            456                 8,581
                              ----------     -----------    -----------------
LOSS BEFORE TAXES                 (8,125)          (456)               (8,581)
                              ----------     -----------    -----------------
INCOME TAXES                       1,100            -                   1,100
                              ----------     -----------    -----------------
                              ==========     ===========    ==================
NET LOSS                      $   (9,225)   $      (456)   $           (9,681)
--------                      ==========     ===========    ==================
Net loss per common share -
basic and diluted             $      -      $       -       $             -
                              ==========     ===========    ==================
Weighted average shares
issued and outstanding -
basic and diluted              8,400,000       8,400,000             8,400,000
                              ==========     ===========    ==================

See accompanying notes to consolidated financial statements
                                       3
                                                                   PAGE 12

                        CLIP 'N PIERCE FASHIONS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM APRIL 14, 1999 (INCEPTION) TO DECEMBER 31,2000
       -------------------------------------------------------------------

                                                           DEFICIT
                                                          ACCUMULATED
                                              ADDITIONAL    DURING
                            Common stock       PAID-IN    DEVELOPMENT
                            Shares    AMOUNT   CAPITAL      STAGE       TOTAL
                            ------    -------  ----------  ------------  -----

Common stock issued
for cash                    8,400,000 $  840   $    -       $     -      $ 840

Capital contribution
 by promoter                  -           -        456            -        456

Net loss for the period
from April 14, 1999
(inception)
to December 31, 1999          -           -         -            (456)    (456)
                            ------    -------  ----------   ------------  -----

Balance,
December 31, 2000            8,400,000 $  840    $   456          (456)  $  840

Capital contributed by            -      -        12,800           -     12,800
a principal stockholder

Net loss for the year
December 31, 2000                 -      -           -         (9,255)   (9,255)
                            ------    -------  ----------   ------------  -----
BALANCE,
DECEMBER 31, 2000            8,400,000 $  840    $13,256       (9,681)  $ 4,415

                           ==========  =======   ========      =======  =======

See accompanying notes to financial statements
                                        5
                                                                   PAGE 13

                            CLIP 'N PIERCE FASHIONS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                           ------------------------------

                                           For the             For the
                            For the Year   Period From         Period From
                            Ended          April 14 1999       April 14 1999
                            December 31,   (Inception) to      (Inception) to
                            2000           December 31, 1999   December 31, 2000
CASH FLOWS FROM
  DEVELOPMENT STAGE
  ACTIVITIES:

Net loss                   $     (9,255)  $          (456)    $         (9,681)

Adjustments to reconcile
  net loss to net cash
  used in development stage
  activities:

  Expenses paid by
    Promoter                        -                 456                  456
  Accrued Expenses                1,100               -                  1,100
                           ------------   ---------------     ----------------
CASH FLOWS FROM
  FOMAMCOMG ACTIVITIES:

Capital contributed by a
principal stockholder            12,800               -                 12,800
Proceeds from common
stock issuance                      -                 840                  840
                           ------------   ---------------     ----------------
  Net Cash Provided By
   Financing Activities          12,800               840               13,640
                           ------------   ---------------     ----------------
NET INCREASE IN CASH              4,675               840                5,515

CASH - BEGINNING OF PERIOD          840               -                    -
                           ------------   ---------------     ----------------
CASH - END OF PERIOD       $      5,515               840                5,515
--------------------       ============   ===============     ================

                                        5
                                                                   PAGE 14

                        CLIP 'N PIERCE FASHIONS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           AS OF DECEMBER 31,2000
                        ------------------------------

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------	------------------------------------------
(A) Organization and Description of Business
--------------------------------------------
Clip 'N Pierce Fashions, Inc. (a development stage company) (the
"Company") was incorporated in Delaware on April 14, 1999.

The Company's principal stockholder designed a unique jewelry product to bridge a gap between clip-on and pierced type jewelry products. The design was contributed to the Company at zero cost basis and the Company intends to have the product manufactured by third party subcontractors and marketed through jewelry stores and similar outlets.

The Company's activities during the development stage have included corporate formation, and stock issuance

(B) Use of Estimates
--------------------
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents
-----------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash or equivalents.

(D) Income Taxes
----------------
The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No. 109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the

                                        6
                                                                   PAGE 15
enactment date.  There were
no deferred taxes for the periods ended December 31, 2000 and 1999. Current income tax expense is composed of state franchise taxes aggregating $1,100 for the periods ended December 31, 2000 and 1999.

(E) Loss Per Share
------------------
Net loss per common share for the year ended December 31, 2000 and for the period from April 14, 1999 (inception) to December 31, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 2000.

NOTE 2	STOCKHOLDERS' EQUITY
------      --------------------
(A) Preferred Stock
-------------------
The Company is authorized to issue 20,000,000 shares of preferred stock at $0.001 par value. The Company has not issued any preferred shares through December 31, 2000.

(B) Common Stock
----------------
The Company is authorized to issue 50,000,000 shares of common stock at $0.0001 par value. In December 1999, the Company issued 8,400,000 shares of its common stock to various stockholders pursuant to Section 4 (2) of the Securities Act of 1933, as amended, for an aggregate consideration of $840.

During 2000, the Company received $12,800 in capital contributions from a principal stockholder.

Expenses incurred during the development stage of the Company, for the period ended December 31, 1999, were paid by the promoter.

NOTE 3	SUBSEQUENT EVENTS
------	-----------------
In January 2001 a principal stockholder contributed $6,000 to the
Company.
                                        7
                                                                   PAGE 16



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

                              PART III



ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; Compliance with Section 16(a) of the Exchange Act..


 Management

The Executive Officers and Directors of Clip 'n Pierce and their ages are as follows:

       Name               Age        Position            Date Elected

Betty N. Myers         63     President,               April 14, 1999
                                         Chief Financial
                                         Officer, and
                                         Director

Edward F. Myers II     68     Secretary and       April 14, 1999
                                            Director

Betty N. Myers has served President and as a Director since its inception. >From December 13, 1999 to Feb. 25 2001, she has served as Secretary of American Electric Automobile Co., Inc. ("AEAC"). AEAC is a publicly traded company under the symbol AEAC. She also currently serves as President and a Director of EFM
Venture Group, Inc., a real estate company, as the licensed broker. She is President of Exchange Accommodation Corp., a company specializing in the accommodation of 1031 tax deferred exchanges. She is the wife of Edward F. Myers,II.

Edward F. Myers, II has served as Secretary and a Director of Clip 'n Pierce since its inception. From 1996 to Feb. 2001 he served as Chairman and a Director of American Electric Automobile Company, Inc. a publicly traded company. He is Also Secretary and a Director of EFM Venture Group, Inc., a real estate company. He is the husband of Betty Myers.

The Directors are elected to serve until the next annual meeting of shareholders or until their successors have been elected and qualified. Executive officers serve at the discretion of the Board of Directors.

Each of the foregoing persons may be deemed a "promoter" and "parent" of the Company as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.


ITEM 10. EXECUTIVE COMPENSATION

At present Clip 'n Pierce is operated by its Executive Officers and Directors at no compensation and no compensation has been paid to date. No Executive Officer or Director is expected to earn in excess of $50,000 in the Foreseeable future.

Clip 'n Pierce has no pension or profit sharing plan. Clip 'n Pierce may Change or increase salaries as Clip 'n Pierce's profits and cash flow allow; however, there are no present plans to do so.

Options

There are no options outstanding.


ITEM 11.  SECURITY OWNESHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 1, 2001, the name, address and number of Shares owned directly or beneficially by persons who own 5% or more of the Company's Common stock and by each executive officer and director and owner.


Beneficial Owner                              Shares/Percent
March 1, 2001


Edward F. Myers II(1)                          8,000,000  95.2%
4190 Bonita Rd. #105
Bonita, CA

EFM Venture Group, Inc.                        8,000,000  95.2%
4190 Bonita Rd. #105
Bonita, CA 91902

Betty N. Myers                                 8,000,000  95.2%
505 Camino Elevado
Bonita, CA 91902

All Executive Officers                          8,000,000  95.2%
and Directors as a
Group (2 persons)


1) Betty N. Myers is a 33% shareholder and a director of EFM Venture Group, Inc. Edward F. Myers is the husband of Betty N. Myers.

2)  Based on 8,400,000 shares outstanding on March 1, 2001.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED  TRANSACTIONS

On December 1, 1999 Clip 'n Pierce sold 4,000,000 shares of common stock to
 Edward F. Myers II for a total of $400; 4,000,000 shares of common stock to EFM Venture Group, Inc. for $400, and 400,000 common shares to Takk, Inc. for $40.00.

On February 9, 2001 Takk, Inc. , subject to an effective registration statement, distributed 393,000 of its 400,000 common shares to its shareholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   3(i)  Articles of incorporation*
       (ii) By-laws*

  * Incorporated by reference to a SB-2 filing filed February 8, 2001.


(b)  There were no reports on 8-K.




                                                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLIP 'N PIERCE FASHIONS, INC.


BETTY N. MYERS
--------------
BETTY N. MYERS
President
March  20, 2001
                                                                   PAGE 18