Form 10QSB
period 2001-03-31
CLIP N PIERCE FASHION INC
filed 2001-05-10
CIK 1114222

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549





                                 FORM 10-QSB





     Quarterly report under Section 13 or 15(d) of the Securities Exchange

                                   Act of 1934



                For the quarterly period ended March 31, 2001

                     Commission file number 333-41206



               Clip 'N Pierce Fashions, Inc.

             ----------------------------------------------

             (Name of Small Business Issuer in its Charter)



             Delaware                                     33-0850014

  ------------------------------                      ------------------

 (State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                         Identification No.
)

4190 Bonita Road #105, Bonita CA                           91902

---------------------------------------                 ----------

  (Address of Principal Executive Offices)              (ZIP Code)



                             (619) 267-0450

           ------------------------------------------------

           (Issuer's Telephone Number, Including Area Code)



                         Not applicable

    --------------------------------------------------------------

   (Former Name, Former Address and Former Fiscal Year, if changed since last report)



Check whether the issuer: (1) filed all reports required to be filed by

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)

has been subject to such filing requirements for the past 90 days.

Yes  [X]        No  [ ]

     ---            ---



There were 8,400,000 shares of Common stock outstanding as of

May 1, 2001.

                                     PART I



Item 1. Financial Statements.



Mangements Discussion and Analysis of Financial Condition and

Results of Operations



Certain Forward-Looking Information



Information provided in this Quarterly Report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities

Exchange Act of 1934 that are not historical facts and information.  These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the

Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing.  For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein.  The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent

Forms SB-2 and 10KSB.



Condition and Results of Operations.



Three months ended March 31 2001 and 2000.



Net sales were $0 for the quarters ended March 31, 2001 and 2000.



Operating Expenses were $5,730 for the quarter ended March 31, 2001 and $1,345 for the same quarter in 2000. This increase is attributed to activity to start sales..



On March 31, 2001 the Company had a Stockholder's equity of $4,685 and on March 31, 2000 of $4,495.





Clip 'n Pierce has sufficient cash resources to operate at the present level of expenditure for the next twelve months. On February 28, 2000 a major shareholder, EFM Venture Group, Inc. contributed $5,000 and on November 28,

2000 another $5,000 to the capital of the Company and on January 12, 2001,

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

Pierce  plans to make use of contracted, short-term or leased personnel, if any.



As of May 1, 2001 the Company is current in the progression of its projected milestones.



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



Without additional capital the original investor funds may be at risk. The balance sheet for the year ended December 31, 1999, shows a stockholder's equity of only $840 and working capital of only $ 840. Since January 1,

2000 a major shareholder, EFM Venture Group, Inc., contributed $16,000 to the capital of Clip 'n Pierce. We Estimate sufficient funds for approximately twelve months of current operations.  Thus, we may need to raise additional capital and there is no assurance that we will be able to raise sufficient for continuing needs. While Clip 'n Pierce intends to sell its products through existing retail outlets and distributors, and to possibly receive prepaid royalties, there can be no assurance that we will be successful in achieving the objectives.  As of this date Clip 'n Pierce has manufactured only the prototypes and has sold no earrings.



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



The current management is the only personnel available to develop the product and it is probable that we would not have sufficient capital to hire personnel to continue the development of the product should management for any reason cease or be unable to continue to work. Without personnel to replace officer and director management the company could not continue to operate.



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

      * Disclose the aggregate amount of any compensation the broker-

        dealer receives in the transaction;

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

Company and who has beneficially owned the shares a minimum period of two years.  Hence, the possible sale of these restricted shares may, in the future, dilute an investor's percentage of free-trading shares and may have a depressive effect on the price of Clip 'n Pierce's common stock. No shares,

other than the 400,000 shares which are the subject of this registration can be sold free of restriction. All shares other than the 400,000 to be distributed are held by affiliates and subjection to the restrictions of Rule

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

ITEM 7.  FINANCIAL STATEMENTS


                         CLIP 'N PIERCE FASHIONS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                            FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2001

                         CLIP 'N PIERCE FASHIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)



                                  CONTENTS
                                  --------


PAGE	1	INDEPENDENT AUDITORS' REPORT


PAGE	2	BALANCE SHEET AS OF MARCH 31, 2001 (UNAUDITED)
            AND DECEMBER 31, 2000


PAGE	3	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001
		AND 2000 (UNAUDITED) AND FOR THE PERIOD FROM APRIL 14, 1999
		(INCEPTION) TO MARCH 31, 2001 (UNAUDITED)


PAGE	4	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001
		AND 2000 (UNAUDITED) AND FOR THE PERIOD FROM APRIL 14, 1999
		(INCEPTION) TO MARCH 31, 2001 (UNAUDITED)


PAGE	5	NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2001

                         INDEPENDENT AUDITORS' REPORT
                         -----------------------------

To the Board of Directors of:
Clip 'N Pierce Fashions, Inc.


We have reviewed the accompanying balance sheet of Clip 'N Pierce, Inc. (a development stage company) as of March 31, 2001 and the related statements of operations and cash flows for the three months ended March 31, 2001 and 2000, and for the period from April 14, 1999 (inception) to March 31, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Clip 'N Pierce Fashions, Inc.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.




WEINBERG & COMPANY, P.A.



Boca Raton, Florida
May 7, 2001                                        1

                         CLIP 'N PIERCE FASHIONS INC.
                        (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEET
                           AS OF DECEMBER 31, 2000

                                   ASSETS
                                   ------

CURRENT ASSETS

                                           March 31, 2001    December 31, 2000
                                            (Unaudited)        (Unaudited)
                                            --------------    ----------------
Cash                                       $      4,685       $      5,515
                                            --------------    ----------------
TOTAL ASSETS                               $      4,685       $      5,515
------------                               ===============   =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
 Accrued expenses                                      -               1,100
                                                                    --------
	Total Liabilities                                -               1,100
STOCKHOLDERS' EQUITY
 Preferred stock, $0.001 par value,
  20,000,000 shares authorized,
  none issued and outstanding              $           -      $           -
 Common stock, $0.0001 par value,
  50,000,000 shares authorized,
  8,400,000 shares issued and
  outstanding                                       840                 840
 Additional paid-in capital                      19,256              13,256
 Deficit accumulated during
  development stage                             (15,411)             (9,681)
                                            --------------    --------------
     Total Stockholders' Equity                   4,685               4,415
                                            --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY   $     4,685              $  5,515
-----------------------------------------                            --------

See accompanying notes to financial statements

                                       2

                     CLIP 'N PIERCE FASHIONS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS
                     ------------------------------

                            For the Three  For the Three       For the
                            Months Ended   Months Ended        Period From
                            March 31,      March 31            April 14 1999
                            2001       ,   2000                (Inception) to
                            (Unaudited)   (Unaudited)          March 31, 2000
INCOME                      $        -     $        -          $          -
                            ------------   -------------       --------------
EXPENSES
  General and administrative       5,230             93                 6,782
  Organization Costs                 -              456                   456
  Accounting fees                    500          1,252                  6,782
                            ------------   -------------       --------------
TOTAL EXPENSES                    (5,730)        (1,345)              (13,855)
                            ------------   -------------       --------------
NET LOSS                     $    (5,730)  $     (1,345         $     (13,855)
                             ===========   =============       ===============
Net loss per common share -
basic and diluted             $      -      $       -       $             -
                              ==========     ===========    ==================
Weighted average shares
issued and outstanding -
basic and diluted              8,400,000       8,400,000             8,400,000
                              ==========     ===========    ==================

See accompanying notes to consolidated financial statements
                                       3

                            CLIP 'N PIERCE FASHIONS, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                           ------------------------------

                            For the Three  For the Three       For the
                            Months Ended   Months Ended        Period From
                            March 31,      March 31            April 14 1999
                            2001       ,   2000                (Inception) to
                            (Unaudited)   (Unaudited)          March 31, 2000
CASH FLOWS FROM
  OPERATING
  ACTIVITIES:

Net loss                    $    (5,730)   $       (1,345)     $     (15.411)

Adjustments to reconcile
  net loss to net cash
  used in operating
  activities:

  Accrued Expenses               (1,100)              -                    -
                            ------------   -------------       --------------
  Net Cash Used In
  Operating Activities           (6,830)           (1,345)           (15,411)

CASH FLOWS FROM
  FOMAMCOMG ACTIVITIES:

Capital contributed by a
principal stockholder             6,000               -               18,800
Proceeds from common
stock issuance                      -                 -                  840
                            ------------   -------------       --------------
  Net Cash Provided By
   Financing Activities           6,000             5,000             19,256
                           ------------   ---------------     ----------------
NET INCREASE (DECREASE)
IN CASH                            (830)            3,655               4,685

CASH - BEGINNING OF PERIOD        5,515               840              20,096
                            ------------   -------------       --------------
CASH - END OF PERIOD       $      4,685             4,495               4,685
--------------------       ============   ===============     ================

                                        4

                        CLIP 'N PIERCE FASHIONS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           AS OF MARCH 31, 2001
                        ------------------------------


 NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------     ------------------------------------------
(A) Organization and Description of Business

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

The Company's activities during the development stage have included corporate formation, stock issuance, product design and marketing studies.

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB.

NOTE 2     STOCKHOLDERS' EQUITY
------     --------------------
During the three months ended March 31, 2000 the Company received a capital contribution of $5,000.
                                        5

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

        ACCOUNTING AND FINANCIAL DISCLOSURE.



              None.





                                   PART II

                              OTHER INFORMATION



Item 1.  Legal Proceedings.



           None



Item 2.  Changes in Securities.



            None



Item 3.  Defaults Upon Senior Securities.



            None



Item 4.  Submission of Matters to a Vote of Security Holders.



            None



Item 5.  Other Information



            None



Item 6.   Exhibits and Reports on Form 8-K



         (a) (2)  Filed by reference; Form SB-2 filed July 12, 2000.

             (3)  Filed by reference; Form SB-2 filed July 12, 2000.

             (11) Statement re: Computation of per share earnings.





          (b)  There were no reports on 8-K.



                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CLIP 'N PIERCE FASHIONS, INC.





                                      BETTY N. MYERS

                                      ---------------

Date: 5/09/2001              By       BETTY N. MYERS
                                                                15