Form 10QSB
period 2001-06-30
CLIP N PIERCE FASHION INC
filed 2001-08-09
CIK 1114222

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-QSB


     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended June 30, 2001
                     Commission file number 333-41206

               Clip 'N Pierce Fashions, Inc.
             ----------------------------------------------
             (Name of Small Business Issuer in its Charter)

             Delaware                                     33-0850014
  ------------------------------                      ------------------
 (State or Other Jurisdiction of                       I.R.S. Employer
  Incorporation or Organization)                       Idenification No.

   4190 Bonita Road #105, Bonita CA                           91902
  ---------------------------------------                 ----------
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

There were 8,400,000 shares of Common stock outstanding as of August 1, 2001.

                                                                1


                                     PART I

Item 1. Financial Statements.
                            Microsoft Word 10.0.2930;
                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


PAGE   1   ACCOUNTANTS' REVIEW REPORT

PAGE   2   BALANCE SHEET AS OF JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

PAGE   3   STATEMENTS OF  OPERATIONS  FOR THE THREE AND SIX MONTHS ENDED
           JUNE 30, 2001 AND 2000 (UNAUDITED) AND FOR THE PERIOD FROM APRIL 14, 1999 (INCEPTION) TO JUNE 30, 2001 (UNAUDITED)

PAGE   4   STATEMENTS  OF CASH  FLOWS  FOR  THE  SIX  MONTHS  ENDED
           JUNE  30,  2001  AND  2000 (UNAUDITED)  AND FOR THE PERIOD  FROM
           APRIL 14,  1999  (INCEPTION)  TO JUNE 30, 2001 (UNAUDITED)

PAGE   5   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                           ACCOUNTANTS' REVIEW REPORT




To the Board of Directors of:
  Clip `N Pierce Fashions, Inc.
  (A Development Stage Company)


We have reviewed the accompanying balance sheet of Clip `N Pierce, Inc. (a development stage company) as of June 30, 2001 and the related statements of operations and cash flows for the three and six months ended June 30, 2001 and 2000, and for the period from April 14, 1999 (inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public procedures to financial data and making inquiries of persons responsible for financial and accounting Accountants. A review of interim financial information consists principally of applying analytical matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.




WEINBERG & COMPANY, P.A.



Boca Raton, Florida
July 27, 2001

                          CLIP `N PIERCE FASHIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET






                                     ASSETS

                                                   June 30, 2001  December 31,
                                                    (Unaudited)       2000
                                                  --------------  -----------

CURRENT ASSETS
 Cash                                            $      957      $     5,515
                                                 ------------    --------------

TOTAL ASSETS                                     $      957      $     5,515
------------
                                                 ============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accrued expenses                                $    5,832      $     1,100
                                                 ------------    -------------

      Total Liabilities                               5,832            1,100
                                                 ------------    --------------

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $0.001 par value,
  20,000,000 shares authorized, none                    -                 -
  issued and outstanding
 Common stock, $0.0001 par value, 50,000,000
  shares authorized, 8,400,000                          840              840
  shares issued and outstanding
 Additional paid-in capital                          19,256           13,256
 Deficit accumulated during development stage       (24,971)          (9,681)
                                                  -----------     ------------

      Total Stockholders' Equity (Deficit)          (4,875)           4,415
                                                  -----------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $    957       $    5,515
------------------------------------------
                                                 ============     ============


See accompanying notes and accountants' review report.
                                        2


                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                   For the Three    For the Three      For the Six Months     For the Six Months   For the Period
                                   Months Ended    Months Ended June   Ended June 30, 2001       Ended June 30,         from
                                   June 30, 2001       30, 2000                                       2000          April 14, 1999
                                                                                                                   (Inception) to
                                                                                                                    June 30, 2001
                                   ------------    ----------------    ------------------     ------------------   ---------------



INCOME                             $      -       $           -                     -                      -                   -
                                    ------------   -----------------   -------------------    -------------------   ---------------

EXPENSES:

  General and administrative               324                 587                 3,154                    681             5,598
  Professional fees                      9,236               1,719                12,136                  2,970            19,373
                                 ------------   -----------------       ------------------    ----------=--------   --------------
     Total Expenses                      9,560               2,306                15,290                  3,651            24,971
                                    ------------   -----------------   -------------------    -------------------   ---------------

NET LOSS                           $    (9,560)   $         (2,306)   $          (15,290)    $           (3,651)   $      (24,971)
--------
                                    ============   =================   ===================    ===================   ===============

NET LOSS PER SHARE - BASIC
AND DILUTED                        $      -       $           -       $             -        $             -       $           -
                                    ============   =================   ===================    ===================   ==============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING DURING         8,400,000           8,400,000             8,400,000              8,400,000         8,400,000
   THE PERIOD - BASIC AND DILUTED
                                    ============   =================   ===================    ===================   ===============


See accompanying notes and accountants' review report.
                                        3

                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      For the Six       For the Six       For the Period
                                                     Months Ended      Months Ended            from
                                                    June 30, 2001     June 30, 2000      April 14, 1999
                                                                                        (Inception) to
                                                                                         June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                         $      (15,290)   $       (3,651)   $        (24,971)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Expenses paid by promoter                                -                 -                    456
    Accrued expenses                                        4,732              -                  5,832
                                                   --------------    ---------------    ---------------
       Net Cash Used In Operating Activities              (10,558)           (3,651)            (18,683)
                                                   --------------    ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributed by a principal stockholder            6,000             5,000              18,800
  Proceeds from common stock issuance                        -                 -                    840
                                                   --------------    ---------------    ---------------
       Net Cash Provided By Financing Activities            6,000             5,000              19,640
                                                   --------------    ---------------    ---------------
NET INCREASE (DECREASE) IN CASH                            (4,558)            1,349                 957

CASH - BEGINNING OF PERIOD                                  5,515               840                -
                                                   --------------    ---------------    ---------------
CASH - END OF PERIOD                               $          957    $        2,189    $            957
------------------------------------------------   -==============   -=============    -=================


See accompanying notes and accountants' review report.
                                        4

                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                        5

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

       For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB, filed on March 28, 2001.

NOTE 2 STOCKHOLDERS' EQUITY (DEFICIT)

       During the six months ended June 30, 2001 the Company received a capital contribution of $6,000.

NOTE 3 SUBSEQUENT EVENT

       In August 2001 the Company received another capital contribution of $6,000

                                        6

Managements Discussion and Analysis of Financial Condition and
Results of Operations

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

Condition and Results of Operations.

Three months ended June 30, 2001 and 2000.

Net sales were $0 for the quarters ended June 30, 2001 and 2000.

Operating Expenses were $9,560 for the quarter ended June 30, 2001 and $2,306 for the same quarter in 2000. This increase is attributed to accounting and audit expenses.

On June 30, 2001 the Company had a Stockholder's equity (Deficit) of ($4,875) and on June 30, 2000 of $4,415.


Clip 'n Pierce has sufficient cash resources to operate at the present level of expenditure for the next twelve months. On February 28, 2000 a major shareholder, EFM Venture Group, Inc. contributed $5,000 and on November 28, 2000 another $5,000 to the capital of the Company and on January 12, 2001, $6,000. On August 2, 2001 EFM Venture Group, Inc. contributed $6,000 to the capital of the Company. Clip 'n Pierce may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful. The Company has no specific plans at present for raising additional capital.

The following is the history and projected future activities of the company in milestone format.

   Milestone:

1. Development of prototype idea. This was done prior to the organization of Clip 'N Pierce.

2. Production of a physical prototype. This was done prior to the organization of Clip 'N Pierce.

3.  Initial small market study.  Done during November 2000.

4.  Develop product brochure.  January 2001. Estimated cost $300. (Completed)

5. Additional store to store market study using brochure. Late January 2000 to February 2001. Cost estimate $300. (completed)

6.  Mail brochures to qualified jewelry stores in San Diego and follow up with
telephone interviews.   $500.

7. Develop list of manufacturers and assess pricing. Decide on 18 or 14 karat gold. Determine price, quantity and delivery. September to October 2001.

8. Place order for small initial product production. November 2001. Cost will depend on information obtained in milestone 7.
                                                           -14-

9. January of 2002. Market initial production to stores identified in mile stones 5 and 6. Cost will depend on information from milestone 5 and 6 as to number of stores. This mile stone should mark the first revenues for Clip 'N Pierce.

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

In the next twelve months, Clip 'n Pierce has pursued arrangements for the sale of its products. The market study conducted in November of this past year in two shopping centers in San Diego County. The results indicate some probable success of the item. If the price of production can be kept reasonable, revenues could be expected late in 2002. A manufacturing source will be sought early in 2002. Initial placement of the product in retail outlets will take place in the fourth quarter of 2001 in San Diego County as a starting location, specifically in the East San Diego County mall of Grossmont Center, the upscale mall called University Town Center near La Jolla, and the central city area of Mission Valley, namely Fashion Valley and Mission Valley Shopping Centers. San Diego County has a population in excess of 2 million people and the Pacific Bell Yellow Pages list over 200 retail jewelry stores. (See "Business-History.")

Clip 'n Pierce plans to develop additional variations of the product including types of metals and size of the earring. Clip 'n Pierce does not plan to employ additional personnel during the next twelve months. Clip 'n Pierce plans to make use of contracted, short-term or leased personnel, if any.

As of August 1, 2001 the Company is current in the progression of the above projected milestones.

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

Without additional capital the original investor funds may be at risk. The balance sheet for the year ended December 31, 2000, shows a stockholder's equity of only $4,415 and working capital of only $ 4,415. Since January 1, 2000 a major shareholder, EFM Venture Group, Inc., contributed $22,000 to the capital of Clip 'n Pierce. We estimate sufficient funds for approximately twelve months of current operations. Thus, we may need to raise additional capital and there is no assurance that we will be able to raise sufficient for continuing needs. While Clip 'n Pierce intends to sell its products through existing retail outlets and distributors, and to possibly receive prepaid royalties, there can be no assurance that we will be successful in achieving the objectives. As of this date Clip 'n Pierce has manufactured only the prototypes and has sold no earrings.

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

The Company is listed on the NNOTC Bulletin Board under the symbol "CNPF". The common stock is not traded on NASDAQ or any Securities Exchange which may result in the risk of minimal liquidity of the investment.

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

                                      CLIP 'N PIERCE FASHIONS, INC.


                                      BETTY N. MYERS
                                      ---------------
Date: 8/09/2001              By       BETTY N. MYERS

                                                                13



b) 11   Computation of per share earnings 06/30/2001

                   Clip 'N Pierce Fashions, Inc.
              Weighted Average Shares Outstanding
                       June 30, 2001

Weighted Average Shares       8,400,000

Net Loss                        $ 9,560

Net Loss Per Share               $0.0011