Form 10QSB
period 2001-09-30
CLIP N PIERCE FASHION INC
filed 2001-11-13
CIK 1114222

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-QSB


     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 2001
                     Commission file number 333-41206

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

There were 8,400,000 shares of Common stock outstanding as of November 1, 2001.

                                     PART I

Item 1. Financial Statements.

                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001


CLIP `N PIERCE FASHIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

                       CONTENTS


PAGE  1  BALANCE SHEET AS OF SEPTEMBER 30, 2001 (UNAUDITED) AND
         DECEMBER 31, 2000

PAGE  2  STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
         SEPTEMBER 30, 2001 AND 2000 (UNAUDITED) AND FOR THE PERIOD FROM APRIL 14, 1999 (INCEPTION) TO SEPTEMBER 30, 2001 (UNAUDITED)

PAGE  3  STATEMENTS  OF CASH FLOWS FOR THE NINE  MONTHS  ENDED
         SEPTEMBER 30, 2001 AND 2000 (UNAUDITED) AND FOR THE PERIOD FROM APRIL 14, 1999 (INCEPTION) TO SEPTEMBER 30, 2001 (UNAUDITED)

PAGE  4  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                          CLIP `N PIERCE FASHIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS

                                                                 September 30, 2001
                                                                     (Unaudited)         December 31, 2000
                                                                 --------------------   --------------------
CURRENT ASSETS

 Cash                                                             $           3,154      $           5,515
                                                                 --------------------   --------------------

TOTAL ASSETS                                                      $           3,154      $           5,515
------------
                                                                 ====================   ====================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
 Accrued expenses                                                 $           3,413      $           1,100
                                                                 --------------------   --------------------

      Total Liabilities                                                       3,413                  1,100
                                                                 --------------------   --------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
 Preferred stock, $0.001 par value, 20,000,000 shares
 authorized, none issued and outstanding                                       -                      -
 Common stock, $0.0001 par value, 50,000,000 shares
 authorized, 8,400,000   shares issued and outstanding                          840                    840
 Additional paid-in capital                                                  25,256                 13,256
 Deficit accumulated during development stage                               (26,355)                (9,681)
                                                                 --------------------   --------------------

      Total Stockholders' Equity (DEFICIENCY)                                  (259)                 4,415
                                                                 --------------------   --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)           $           3,154      $           5,515
----------------------------------------------------
                                                                 ====================   ====================

See accompanying notes to financial statements.
                                      -1-
                                                                    Page 3

                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                        For the Three       For the Three    For the Nine Months     For the Nine


                                        Months Ended        Months Ended     Ended September 30,     Months Ended
                                     September 30, 2001  September 30, 2000          2001         September 30, 2000
                                     ------------------  ------------------  -------------------  ------------------


INCOME                               $             -     $             -                    -                   -
                                     ------------------  ------------------  -------------------  ------------------

EXPENSES:

  General and administrative                      1,318                  36                3,220                 717
  Professional fees                                  66               2,008               13,455               4,978

                                     ------------------  ------------------  -------------------  ------------------
     Total Expenses                               1,384               2,044               16,675               5,695
                                     ------------------  ------------------  -------------------  ------------------

NET LOSS                             $           (1,384) $           (2,044) $           (16,675) $           (5,695)
--------
                                     ==================  ==================  ===================  ==================

NET LOSS PER SHARE - BASIC
AND DILUTED                          $             -     $             -     $              -     $             -
                                     ==================  ==================  ===================  ==================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING DURING
  THE PERIOD - BASIC AND DILUTED              8,400,000           8,400,000            8,400,000           8,400,000
                                     ==================  ==================  ===================  ==================


                                           For the Period
                                                from
                                           April 14, 1999
                                           (Inception) to
                                         September 30, 2001
                                         --------------------



INCOME                                                 -
                                         --------------------

EXPENSES:

  General and administrative                          5,663
  Professional fees                                  20,692

                                         --------------------
     Total Expenses                                  26,355
                                         --------------------

NET LOSS                                 $          (26,355)

--------
                                         ====================

NET LOSS PER SHARE - BASIC
AND DILUTED                              $             -
                                         ====================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING DURING
  THE PERIOD - BASIC AND DILUTED                  8,400,000
                                         ====================


See accompanying notes to financial statements.
                                      -2
                                                                    Page 4

                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                         For the Nine           For the Nine          For the Period
                                                                                           from
                                                                                      April 14, 1999
                                         Months Ended           Months Ended          (Inception) to
                                         September 30,          September 30,          September 30,
                                             2001                   2000                   2001
                                        -----------------     ------------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                               $      (16,675)        $       (5,695)       $     (26,355)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
    Expenses paid by promoter                      -                      -                     456
    Accrued expenses                              2,314                   -                   3,413
                                        -----------------     ------------------     ----------------
       Net Cash Used In Operating                (14,361)                (5,695)             (22,486)
       Activities                       -----------------     ------------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributed by a principal              12,000                  5,000               24,800
  stockholder
  Proceeds from common stock                        -                      -                     840
   issuance                             -----------------     ------------------     ----------------
       Net Cash Provided By Financing
       Activities                                 12,000                  5,000               25,640
                                        -----------------     ------------------     ----------------

NET INCREASE (DECREASE) IN CASH                  (2,361)                  (695)               3,154

CASH - BEGINNING OF PERIOD                        5,515                    840                   -
                                        -----------------     ------------------     ----------------

CASH - END OF PERIOD                     $        3,154         $          145        $       3,154
--------------------
                                        =================     ==================     ================


See accompanying notes to financial statements.
                                      -3-
                                                                    Page 5

                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------

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

NOTE 2 STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------

       During the nine months ended September 30, 2001 the Company received capital contribution of $12,000.

                                      -4-


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

Condition and Results of Operations.

Three months ended September 30, 2001 and 2000.

Net sales were $0 for the quarters ended September 30, 2001 and 2000.

Operating Expenses were $1,384 for the quarter ended September 30, 2001 and $2,044 for the same quarter in 2000.

On September 30, 2001 the Company had a Stockholder's equity (Deficit) of ($259) and on December 31, 2000 an equity $4,415.


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

3.  Initial small market study.  Done during November 2000.

4.  Develop product brochure.  January 2001. Estimated cost $300. (Completed)

5. Additional store to store market study using brochure. Late January 2001 to February 2001. Cost estimate $300. (completed)

6. Mail brochures to qualified jewelry stores in San Diego and follow up with telephone interviews. Cost estimate $500 December 2001 to January 2002.

7. Develop list of manufacturers and assess pricing. Decide on 18 or 14 karat gold. Determine price, quantity and delivery. October to January 2002.

8. Place order for small initial product production. January 2002. Cost will depend on information obtained in milestone 7.
                                                                            -14-

9. March of 2002. Market initial products to stores identified in milestone
5 and 6. Cost will depend on information from milestone 5 and 6 as to number of stores. This mile stone should mark the first revenues for Clip 'N Pierce.

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

In the past twelve months, Clip 'n Pierce has pursued arrangements for the sale of its products. The market study conducted in November of this past year in two shopping centers in San Diego County. The results indicate some probable success of the item. If the price of production can be kept reasonable, revenues could be expected late in 2002. A manufacturing source will be sought early in 2002. Initial placement of the product in retail outlets will take place in the first quarter of 2002 in San Diego County as a starting location, specifically in the East San Diego County mall of Grossmont Center, the upscale mall called University Town Center near La Jolla, and the central city area of Mission Valley, namely Fashion Valley and Mission Valley Shopping Centers. San Diego County has a population in excess of 2 million people and the Pacific Bell Yellow Pages list over 200 retail jewelry stores. (See "Business-History.")

Clip 'n Pierce plans to develop additional variations of the product including types of metals and size of the earring. Clip 'n Pierce does not plan to employ additional personnel during the next twelve months. Clip 'n Pierce plans to make use of contracted, short-term or leased personnel, if any.

As of November 1, 2001 the Company is current in the progression of the above projected milestones.

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


          (b)  There were no reports on 8-K.
                                                                    Page 13

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CLIP 'N PIERCE FASHIONS, INC.


                                      BETTY N. MYERS
                                      ---------------
Date: 11/9/2001              By       BETTY N. MYERS