Form 10KSB
period 2001-12-31
CLIP N PIERCE FASHION INC
filed 2002-03-15
CIK 1114222

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     X  Annual report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the fiscal year ended December 31, 2001

     __ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to ___________

     Commission file number          #  333-41206

                          Clip 'N Pierce Fashions, Inc.
          ---------------------------------------------
          (Name of Small business Issuer in Its Charter)

               Delaware                             33-0857223
  ------------------------------                 --------------
  (State or Other Jurisdiction of                (IRS Employer
  Incorporation or Organization)                Identification No.)

 4190 Bonita Road, Bonita, CA                     91902

 ----------------------------------------      ---------
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



     Number of shares outstanding of common equity, as of  March 1, 2002

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

Leads from these interviews pointed to a possible manufacturer and several suggestions as to the nature of the customer most likely to be interested, i.e. senior citizen age. Also from the study it appears the higher end mall showed more favorable interest. Other current activities, including the last quarter of 2001 include searching for a manufacturer and determining a reasonable price for the product. Later the possibility of Internet marketing will be researched.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


There are 179 common shareholders of record.
Although there have been quotes by market makers there has been, as of the date of filing, no public market in any class of stock of the company.

Pursuant to Item 701(f) of Regulation S-B; In as much as the Company's first registration statement was for stock of a shareholder, there were no proceeds to the Company.


ITEM 6.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

Certain Forward-looking Information:

Information provided in this 10KSB filing may contain forward- looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well as assumptions related to the foregoing. For this purpose, any statements contained this filing that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein.

Clip 'n Pierce has sufficient cash resources to operate at the present level of expenditure for the next twelve months. On February 28, 2000 a major shareholder, EFM Venture Group, Inc. contributed $5,000. Additionally, on November 2, 2000, $2,800 and on November 28, 2000 another $5,000. Additionally EFM contributed $6,000 on January 12, 2001 and $6,000 on August 6, 2001

Clip 'n Pierce may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful. The Company has no specific plans at present for raising additional capital.

Comparison of year ended December 31, 2001 with the year ended December 31, 2000.

Income for both fiscal 2001 and fiscal 2000 zero.
Total expenses in 2001 were $21,484 as compared with $8,125 in 2000. This difference is due to the greater activity of the Company and its expense of being a public company.

On December 31, 2001 the Company had total assets of $512 and a stockholders deficit of $6,229.


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

Without additional capital the original investor funds may be at risk. The balance sheet for the year ended December 31, 2001, shows a stockholder's defecate of $6,229. We Estimate sufficient funds for approximately twelve months of current operations. Thus, we may need to raise additional capital and there is no assurance that we will be able to raise sufficient for continuing needs. While Clip 'n Pierce intends to sell its products through existing retail outlets and distributors, and to possibly receive prepaid royalties, there can be no assurance that we will be successful in achieving the objectives. As of this date Clip n Pierce has manufactured only the prototypes and has sold no earrings.

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

(12) There is no trading market for the common stock.

The common stock will not initially be traded on NASDAQ or any Securities Exchange which may result in the risk of minimal liquidity of the investment.

(13) Our stock may be low priced and therefore less liquid.

Because the company's common stock is likely to trade below $5.00 per share, we are subject to the Securities enforcement and Penny Stock Reform Act of 1990 (the "Penny Stock Rules"). The Penny Stock Rules may adversely affect the market liquidity for our common stock because broker-dealers trading in Penny Stocks must, among other things:

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

ITEM 7.  FINANCIAL STATEMENTS

                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


    PAGE            1        INDEPENDENT AUDITORS' REPORT

    PAGE            2        BALANCE SHEET AS OF DECEMBER 31, 2001

    PAGE            3        STATEMENTS OF  OPERATIONS  FOR THE YEARS ENDED
                             DECEMBER 31, 2001 AND 2000,  AND APRIL
                             14, 1999 (INCEPTION) TO DECEMBER 31, 2001

    PAGE            4        STATEMENT OF CHANGES IN  STOCKHOLDERS'  EQUITY
                             (DEFICIENCY) FOR THE PERIOD FROM APRIL
                             14, 1999 (INCEPTION) TO DECEMBER 31, 2001

    PAGE            5        STATEMENTS  OF CASH FLOWS FOR THE YEARS ENDED
                             DECEMBER  31, 2001 AND 2000,  AND APRIL
                             14, 1999 (INCEPTION) TO DECEMBER 31, 2001

    PAGES         6 - 9       NOTES TO FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
  Clip `N Pierce Fashions, Inc.

We have audited the accompanying balance sheet of Clip `N Pierce Fashions, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for years ended December 31, 2001 and 2000, and for the period from April 14, 1999 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Clip `N Pierce Fashions, Inc. (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and for the period from April 14, 1999 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company without operations, has accumulated losses of $32,325 and a working capital deficiency of $6,229. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
February 18, 2002
                                       1
                                                                     PAGE 12

                          CLIP `N PIERCE FASHIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2001



                                     ASSETS

CURRENT ASSETS
  Cash                                                       $        512
                                                             --------------

TOTAL ASSETS                                                 $        512
------------
                                                             ==============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accrued expenses                                          $      6,741
                                                             --------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $0.001 par value, 20,000,000 shares
     authorized, none issued and outstanding                           -
   Common stock, $0.0001 par value, 50,000,000 shares
   authorized, 8,400,000 shares issued and outstanding                840
   Additional paid-in capital                                      25,256
   Deficit accumulated during development stage                   (32,325)
                                                             --------------
       Total Stockholders' Deficiency                             (6,229)
                                                             --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $        512
----------------------------------------------
                                                             ==============


                See accompanying notes to financial statements.
                                        2
                                                                     PAGE 13

                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                         For the Year      For the Year      For the Period
                                                                                  from
                                                                             April 14, 1999
                                        Ended December    Ended December     (Inception) to
                                           31, 2001          31, 2000       December 31, 2001
                                        ---------------- ------------------ ------------------


INCOME                                  $         -       $         -       $          -
                                        ---------------- ------------------ ------------------

EXPENSES:
  Professional fees                              18,399            7,237             25,636
  General and administrative                      3,085              888              3,973
  Organizational costs                            -                 -                   456
                                        ---------------- ------------------ ------------------

TOTAL EXPENSES                                   21,484            8,125             30,065
                                        ---------------- ------------------ ------------------

LOSS BEFORE TAXES                               (21,484)          (8,125)           (30,065)

INCOME TAXES                                      1,160            1,100              2,260
                                        ---------------- ------------------ ------------------

NET LOSS                                $       (22,644)  $       (9,225)           (32,325)
--------
                                        ================ ================== ==================


Net loss per share - basic and diluted  $         -       $         -                 -
                                        ================ ================== ==================

Weighted average number of shares
 outstanding during the period -
 basic and diluted                      $     8,400,000   $    8,400,000    $     8,400,000

                                        ================  ================= ==================

                See accompanying notes to financial statements.
                                        3
                                                                     PAGE 14

                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
       FOR THE PERIOD FROM APRIL 14, 1999 (INCEPTION) TO DECEMBER 31, 2001





                                                        Common Stock        Additional          Deficit
                                                                                             Accumulated
                                                                             Paid-In      During Development
                                                 Shares        Amount        Capital            Stage            Total
                                                 ------------  -----------  ------------- -------------------  -------------

Common stock issued for cash                      8,400,000    $     840           -      $            -        $      840

Capital contribution by promoter                       -            -               456                -               456

Net loss for the period from April 14, 1999
 (inception) to December 31, 1999                      -            -              -                   (456)          (456)
                                                 ------------  -----------  ------------- -------------------  -------------

Balance, December 31, 1999                        8,400,000    $     840            456   $            (456)    $      840

Capital contributed by a principal stockholder         -            -            12,800                -            12,800

Net loss for the year ended December 31, 2000          -            -              -                 (9,225)        (9,225)
                                                 ------------  -----------  ------------- -------------------  -------------

Balance, December 31, 2000                        8,400,000    $     840         13,256   $          (9,681)    $    4,415

Capital contributed by a principal stockholder         -            -            12,000                -            12,000

Net loss for the year ended December 31, 2001          -            -              -                (22,644)       (22,644)
                                                 ------------  -----------  ------------- -------------------  -------------

BALANCE, DECEMBER 31, 2001                        8,400,000    $     840         25,256   $         (32,325)    $   (6,229)
--------------------------
                                                 ============  ===========  ============= ===================  =============


                See accompanying notes to financial statements.
                                        4
                                                                     PAGE 15

                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS




                                                   For the Year        For the Year        For the Period
                                                                                                from
                                                                                           April 14, 1999
                                                  Ended December      Ended December       (Inception) to
                                                     31, 2001            31, 2000         December 31, 2001
                                                  -----------------   -----------------   ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $       (22,644)    $        (9,225)    $        (32,325)
 Adjustments to reconcile net loss to net cash
   used in development
   stage activities:
     Expenses paid by promoter                               -                   -                     456
     Accrued expenses                                       5,641               1,100                6,741
                                                  -----------------   -----------------   ------------------
       Net Cash (Used In) Operating Activities            (17,003)             (8,125)             (25,128)
                                                  -----------------   -----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contribution by a principal stockholder                  12,000              12,800               24,800
  Proceeds from common stock issuance                        -                   -                     840
                                                  -----------------   -----------------   ------------------
       Net Cash Provided By Financing Activities           12,000              12,800               25,640
                                                  -----------------   -----------------   ------------------

NET INCREASE (DECREASE) IN CASH                            (5,003)              4,675                  512

Cash - beginning of PERIOD                                  5,515                 840                 -
                                                  -----------------   -----------------   ------------------

Cash - end of PERIOD                              $           512     $         5,515      $           512
--------------------
                                                  =================   =================   ==================


                See accompanying notes to financial statements.
                                        5
                                                                     PAGE 16

                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

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

        The Company's activities during the development stage have included corporate formation, product design and marketing studies.

        (B) Use of Estimates

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

        (D) Income Taxes

        The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No. 109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no deferred taxes for the years ended December 31, 2001 and 2000. Current income tax expense is composed of state franchise taxes aggregating $1,160 and $1,100 for the years ended December 31, 2001 and 2000, respectively.
                                       6
                                                                     PAGE 17

        (E) Loss Per Share

        Net loss per common share for the year ended December 31, 2001 and for the period from April 14, 1999 (inception) to December 31, 2001 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 2001 and 2000.

        (F) New Accounting Pronouncements

        The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS

 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

        Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

        SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

                                       7

        Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

        The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 2  STOCKHOLDERS' EQUITY (DEFICIENCY)

        (A) Preferred Stock

        The Company is authorized to issue 20,000,000 shares of preferred stock at $0.001 par value. The Company has not issued any preferred shares through December 31, 2001.

        (B) Common Stock

        The Company is authorized to issue 50,000,000 shares of common stock at $0.0001 par value. In December 1999, the Company issued 8,400,000 shares of its common stock to various stockholders pursuant to Section 4 (2) of the Securities Act of 1933, as amended, for an aggregate consideration of $840. Expenses incurred during the period ended December 31, 1999 were paid by the promoter.

        The Company received $12,000 and $12,800 in capital contributions from a principal stockholder, during 2001 and 2000 respectively.

        The Company received $5,500 in capital contributions from a principal stockholder, in January 2002 (See Note 3).

NOTE 3  GOING CONCERN

        As reflected in the accompanying financial statements, the Company has accumulated losses of $32,325 since inception, has not generated any revenues since it has not implemented its business plan, and has a working capital deficiency of $6,229. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                       8
                                                                     PAGE 19

        The Company intends to implement its business plan, is currently receiving capital contributions from a principal stockholder (See Note 2(B) and may seek funding through private placement of its equity securities or a combination with another company already engaged in its proposed business. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern.
                                       9
                                                                     PAGE 20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

                              PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; Compliance with Section 16(a) of the Exchange Act..


 Management

The Executive Officers and Directors of Clip 'n Pierce and their ages are as follows:

       Name               Age        Position            Date Elected

Betty N. Myers         64     President,               April 14, 1999
                                         Chief Financial
                                         Officer, and
                                         Director

Edward F. Myers II     69     Secretary and       April 14, 1999
                                            Director

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

Options

There are no options outstanding.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 1, 2001, the name, address and number of Shares owned directly or beneficially by persons who own 5% or more of the Company's Common stock and by each executive officer and director and owner.


Beneficial Owner                              Shares/Percent
March 1, 2002


Edward F. Myers II(1)                          7,916,000  95.2%
4190 Bonita Rd. #105
Bonita, CA

EFM Venture Group, Inc.                        7,916,000  95.2
4190 Bonita Rd. #105
Bonita, CA 91902

Betty N. Myers                                 7,916,000  95.2
505 Camino Elevado
Bonita, CA 91902

All Executive Officers                          7,916,000  95.2%
and Directors as a
Group (2 persons)


1) Betty N. Myers is a 33% shareholder and a director of EFM Venture Group, Inc. Edward F. Myers is the husband of Betty N. Myers.

2)  Based on 8,400,000 shares outstanding on March 1, 2002.



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

CLIP 'N PIERCE FASHIONS, INC.


BETTY N. MYERS
--------------
BETTY N. MYERS
President
March  20, 2002
                                                                     PAGE 23