Form 10QSB
period 2002-03-31
CLIP N PIERCE FASHION INC
filed 2002-05-21
CIK 1114222

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-QSB


     Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended March 31, 2002
                     Commission file number 333-41206

               Clip 'N Pierce Fashions, Inc.
             ----------------------------------------------
             (Name of Small Business Issuer in its Charter)

             Delaware                                     33-0850014
  ------------------------------                      ------------------
 (State or Other Jurisdiction of                       I.R.S. Employer
  Incorporation or Organization)                       Idenification No.

   3838 Camino Del Rio North #333 San Diego, CA               92108
  ---------------------------------------                 ----------
  (Address of Principal Executive Offices)                (ZIP Code)

                                 (619) 280-8000
           ------------------------------------------------
           (Issuer's Telephone Number, Including Area Code)

              4190 Bonita Rd. #105 Bonita CA 91902
    --------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]        No  [ ]
     ---            ---

There were 10,733,334 shares of Common stock outstanding as of May 12, 2002.

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements

                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002


                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


PAGE    1        BALANCE SHEET AS OF MARCH 31, 2002 (UNAUDITED) AND
                 DECEMBER 31, 2001

PAGE    2        STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
                 2002 AND 2001 (UNAUDITED) AND FOR THE PERIOD FROM APRIL 14,
                 1999 (INCEPTION) TO MARCH 31, 2002 (UNAUDITED)

PAGE    3        STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31,
                 2002 AND 2001 (UNAUDITED) AND FOR THE PERIOD FROM APRIL 14,
                 1999 (INCEPTION) TO MARCH 31, 2002 (UNAUDITED)

PAGES 4 - 5      NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2002

                          CLIP `N PIERCE FASHIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET



                                     ASSETS
                                                         March 31, 2002
                                                          (Unaudited)        December 31, 2001
                                                       --------------------  -------------------
CURRENT ASSETS

 Cash                                                   $             439    $             512
                                                       --------------------  -------------------

TOTAL ASSETS                                            $             439    $             512
                                                       ====================  ===================


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accrued expenses                                       $           1,496    $           6,741
                                                       --------------------  -------------------

      Total Liabilities                                             1,496                6,741
                                                       --------------------  -------------------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.001 par value, 20,000,000
  shares authorized, none issued and outstanding
 Common stock, $0.0001 par value, 50,000,000 shares
  authorized, 8,400,000 shares issued and outstanding                 840                  840
 Additional paid-in capital                                        33,356               25,256
 Deficit accumulated during development stage                     (35,253)             (32,325)
                                                       --------------------  -------------------

      Total Stockholders' Deficiency                               (1,057)              (6,229)
                                                       --------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $             439    $             512
                                                       ====================  ===================

                 See accompanying notes to financial statements.
                                        1
                                                                        PAGE 3

                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                           For the Three      For the Three       For The Period
                                                                                       From
                                                                                  April 14, 1999
                                           Months Ended        Months Ended       (Inception) To
                                          March 31, 2002      March 31, 2001      March 31, 2002
                                            (Unaudited)        (Unaudited)         (Unaudited)
                                         -----------------  ------------------  -------------------



INCOME                                   $              -    $          -        $          -
                                         -----------------  ------------------  -------------------

EXPENSES
 General and administrative                         1,636              5,230              5,609
 Organization costs                                     -               -                      456
 Professional fees                                  1,292                500             26,928
                                                                                -------------------
                                         -----------------  ------------------
     Total Expenses                                 2,928              5,730              32,993
                                         -----------------  ------------------  -------------------

NET LOSS                                 $         (2,928)   $         (5,730)   $        (32,993)
                                         =================  ==================  ===================

NET LOSS PER SHARE - BASIC AND DILUTED   $            -      $          -        $           -
                                         =================  ==================  ===================

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING DURING THE PERIOD
  -BASIC AND DILUTED                            8,400,000            8,400,000          8,400,000
                                         =================  ==================  ===================

                 See accompanying notes to financial statements.
                                        2
                                                                        PAGE 4

                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                  For the Three      For the Three      For The Period
                                                                                             From
                                                                                        April 14, 1999
                                                   Months Ended       Months Ended      (Inception) To
                                                  March 31, 2002     March 31, 2001     March 31, 2002
                                                   (Unaudited)        (Unaudited)        (Unaudited)
                                                  ---------------- ------------------ -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $        (2,928)   $        (5,730)   $       (35,253)
 Adjustments to reconcile net loss to net cash
  used in operating
  activities:
 Expenses paid by promoter                                   -                  -                   456
 Accrued expenses                                          (5,245)            (1,100)             1,496
                                                  ---------------- ------------------ -------------------
       Net Cash Used In Operating Activities               (8,173)            (6,830)           (33,301)
                                                  ---------------- ------------------ -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributed by a principal stockholder             8,100              6,000             32,900
 Proceeds from common stock issuance                         -                  -                   840
                                                  ---------------- ------------------ -------------------
       Net Cash Provided By Financing Activities            8,100              6,000             33,740
                                                  ---------------- ------------------ -------------------

NET INCREASE (DECREASE) IN CASH                               (73)              (830)               439

CASH - BEGINNING OF PERIOD                                    512              5,515               -
                                                  ---------------- ------------------ -------------------

CASH - END OF PERIOD                              $           439    $         4,685    $           439
                                                  ================ ================== ===================

                 See accompanying notes to financial statements.
                                        3
                                                                        PAGE 5

                          CLIP `N PIERCE FASHIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002


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

       For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in the Company's Form 10-KSB filed on March 15, 2002.

NOTE 2 STOCKHOLDERS' EQUITY (DEFICIENCY)

       (A) Preferred Stock

       The Company is authorized to issue 20,000,000 shares of preferred stock at $0.001 par value. The Company has not issued any preferred shares through March 31, 2002.

       (B) Common Stock

       The Company is authorized to issue 50,000,000 shares of common stock at $0.0001 par value. In December 1999, the Company issued 8,400,000 shares of its common stock to various stockholders pursuant to Section 4 (2) of the Securities Act of 1933, as amended, for an aggregate consideration of $840.

       The Company received $8,100 in capital contributions from a principal stockholder, during the months ended March 31, 2002 (See Note 3).

NOTE 3 GOING CONCERN

       As reflected in the accompanying financial statements, the Company has accumulated losses of $32,993 since inception, has not generated any revenues since it has not implemented its business plan, and has a working capital deficiency of $1,057. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
                                        4
                                                                        PAGE 6

       The Company intends to implement its business plan, is currently receiving capital contributions from a principal stockholder (See Note 2(B)) and may seek funding through private placement of its equity securities or a combination with another company already engaged in its proposed business. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern.

NOTE 4 SUBSEQUENT EVENTS

       Pursuant to a Share Exchange Agreement dated April 22, 2002, the Company has acquired all of the outstanding and issued shares of Danepath Ltd., a United Kingdom company ("Danepath") and Titanic Explorations Limited
       (BVI), a British Virgin Islands company ("TEL") in exchange for a total of 2,333,334 shares of common stock. As a result of this share exchange, both Danepath and TEL became wholly-owned subsidiaries of the Company. As a result of this acquisition, Argosy International, Ltd., a Turks and Caicos Islands corporation, as the sole shareholder of both Danepath and TEL became a principal shareholder of the Company.
                                        5
                                                                          PAGE 7

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

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

Condition and Results of Operations.

Three months ended March 31, 2002 and 2001.

Net sales were $0 for the quarters ended March 31, 2002 and 2001.

Operating Expenses were $2,928 for the quarter ended March 31, 2002 and $5,730 for the same quarter in 2001.

On March 31, 2002 the Company had a Stockholder's equity (Deficit) of ($1,057) and on December 31, 2001 an equity (deficit) of $(6,229).

On May 16, 2002 the Company provided the following information by filing a Form 8-K.

Pursuant to a Share Exchange Agreement (the "Agreement"), Clip 'N Pierce Fashions, Inc., a Delaware corporation ("CNP" or the "Company"), has acquired all of the outstanding and issued shares of Danepath Ltd., a United Kingdom company ("Danepath") and Titanic Explorations Limited (BVI), a British Virgin Islands company ("TEL") from the shareholders thereof in exchange for a total of 2,333,334 shares of common stock of CNP (collectively the "Acquisition"). As a result thereof, both Danepath and TEL became wholly-owned subsidiaries of CNP.

The Acquisition was approved by a Written Consent of the Board of Directors effective as of April 22, 2002. The Acquisition was approved by a majority of the shareholders of CNP also on April 22, 2002.

As a result of said Acquisition, Argosy International, Ltd., a Turks and Caicos Islands, corporation, as the sole shareholder of both Danepath and TEL became a principal shareholder of CNP.


The Acquisition described above was effective as of April 22, 2002. Danepath is in the business of deep water exploration and owns and operates ships, Remote Operated Vehicles and employs a professional team who have collaborated in several successful maritime recovery projects.

The TEL assets include a proprietary library of research and intelligence on shipwrecks which define the detail of their valuable cargo. TEL is also a 50% participant in a joint venture established for the purpose of locating and recovering valuable cargo from various shipwrecks.

The Acquisition of Danepath and TEL is deemed "significant." Accordingly, separate pro forma statements will be filed no later than seventy five (75) days after the effective date of the Acquisition.



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

(b) One 8-K was filed on May 16, 2002.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CLIP 'N PIERCE FASHIONS, INC.


                                      CARMINE J. BUA
                                      ---------------
Date: 5/20/2002              By       Carmine J. Bua
                                                                       PAGE 10