Form 10KSB
period 2002-06-30
OCEAN RESOURCES INC
filed 2002-10-15
CIK 1114222

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: January 1, 2002 - June 30, 2002

Commission File No.  000-49750

                              Ocean Resources, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

         Delaware                                              33-0857223
-------------------------------                         ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                               Identification No.)

232A Royal Palm Way
Palm Beach, Florida                                             33480
-------------------------------                         ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number: (561) 822-9995

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class                                 Name of each exchange
                                                        on which registered
          None
-----------------------------                           ------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                               -------------------
                                (Title of class)

Copies of Communications Sent to:

         Mintmire & Associates                  Carmine Bua, Esq.
         265 Sunrise Avenue, Suite 204          3838 Camino Del Rio N, Suite 333
         Palm Beach, FL 33480                   San Diego, CA 92108
         Tel: (561) 832-5696                    Tel: (619) 280 8000
         Fax: (561) 659-5371                    Fax: (619) 280 8001

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes X           No
                     ---            ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State registrant's revenues for its most recent fiscal year. $505,650.

     Of the 25,008,407 shares of voting stock of the registrant issued and outstanding as of June 30, 2002, 7,504,642 shares are held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2002 was $150,092.84.

                                     PART I

Item 1. Description of Business

     (a) Business Development

     Ocean Resources, Inc. (the "Company" or "ORI") is incorporated in the State of Delaware. The Company was originally incorporated as Clip 'N Pierce Fashions, Inc. on April 14, 1999. It changed its name to the current name in connection with the acquisition of Danepath Ltd., a United Kingdom company ("Danepath") and Titanic Explorations Limited (BVI), a British Virgin Islands company ("TEL") on April 22, 2002 (the "Agreement"). The Company's common stock is presently quoted on the Over the Counter Bulletin Board. Its executive offices are presently located at the office of its Chief Financial Officer Stephen Durland at 232A Royal Palm Way, Palm Beach, Florida 33480. Its telephone number is (561) 822-9995 and its facsimile number is (561) 822-9942.

     The Company is filing this Form 10-KSB in compliance with the effectiveness of its filing on Form SB-2. The Company will file periodic reports in the event its obligation to file such reports is suspended under the Securities and Exchange Act of 1934 (the "Exchange Act".)

     The Company was formed with the contemplated purpose to design, manufacture and market a unique jewelry product to bridge a gap between clip-on and pierced type jewelry products. The incorporator was unable to implement the proposed plan. After development of a business plan and efforts to develop the business failed, all such efforts were abandoned. In April 2002, at the time it acquired Danepath and TEL as wholly-owned subsidiaries, its purpose changed to their purpose of deep water exploration and recovery.

     The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

     In April 2002, pursuant to the Agreement, the Company acquired all of the issued and outstanding shares of Danepath and TEL from the shareholder thereof in exchange for a total of 2,333,334 shares of common stock of ORI valued at ($40,345). As a result thereof, both Danepath and TEL became wholly-owned subsidiaries of ORI. Also in connection with the Agreement, Ed Myers, former sole officer of the Company, agreed to cancel 7,400,000 restricted shares of the Company. For such offering, the Company relied upon Section 4(2) of the Act and the 506 Exemption. No state exemption was required, as the issuance was to a foreign entity. See Part III, Item 12. "Certain Relationships and Related Transactions."

     As a result of said Acquisition, Argosy International, Ltd., a Turks and Caicos Islands corporation, ("Argosy") as the sole shareholder of both Danepath and TEL became a principal shareholder of ORI.

     In May 2002, the Company filed a Certificate of Amendment of Certificate of Incorporation wherein it amended the Company's Certificate of Incorporation changing its name to Ocean Resources, Inc. in connection with the Agreement. The Company also increased its number of authorized shares to one hundred fifty million (150,000,000) shares of common stock with a par value of $.0001 per share.

     In May 2002, Danepath leased storage space in England. The cost is approximately $400 per month and is a tenancy at will. See Part I, Item 2. "Description of Property."

     In June 2002, the Company conducted a 7.5 for 1 forward share split.

     In September 2002, the Company issued 60,000 shares of its restricted common stock to IC Capital, LLC, who was engaged to perform investor relations consulting on behalf of the Company. For such offering, the Company relied upon
Section 4(2) of the Act, the 506 Exemption and Section 11.602 of the Maryland Code, although the Company failed to file any form with the Office of Maryland Attorney General, Division of Securities.

     See (b) "Business of Registrant" immediately below for a description of the Company's business.

     (b) Business of Registrant

     General

     Danepath is in the business of deep water exploration and owns and operates ships, Remote Operated Vehicles and employs a professional team who have collaborated in several successful maritime recovery projects.

     The TEL assets include a proprietary library of research and intelligence on shipwrecks which define the detail of their valuable cargo. TEL is also a 50% participant in International Recovery Group LLC, a Nevis Limited Liability Company ("IRG") a joint venture established for the purpose of locating and recovering valuable cargo from various shipwrecks.

Subsidiaries and Joint Ventures

     Danepath Ltd. was established in June 2000 as a wholly owned United Kingdom subsidiary of RMS Titanic, Inc. Danepath Ltd. acquired the 178 foot, 1050 ton research vessel SV Explorer that was utilized in the 2000 expedition to the RMS Titanic wreck site. The vessel was built by and purchased from the Natural Environment Research Council, a British governmental agency. During the 2000 Titanic expedition, RMS Titanic, Inc. utilized the SV Explorer for fifty-three days. At the end of the 2000 Titanic expedition, the SV Explorer was utilized in other search and recovery operations conducted by RMS Titanic, Inc. In 2002 and 2001, Danepath Ltd. contracted and successfully completed specialized recovery work for several major European companies.

     IRG was established in March 2002 for the purpose of locating and recovering valuable cargo from important shipwrecks. TEL will contribute expertise and equipment to IRG projects and as Project Manager will manage all aspects of recovery operations of all IRG projects. IRG will engage in a minimum of three government projects; the first covers the territorial waters of Jamaica and is progressing into its first on-site stage. IRG also holds an exclusive license to the proprietary ATLIS technology platform.

Company Concept and Plan of Operation

     The Company's concept is to identify well-researched wreck projects and package them together with state of the art salvage equipment and expertise in order to enable the Company to look beyond today's envelope.

     The Company plans to utilize a new proprietary technology called "ATLIS" for use in shallow water recovery projects. IRG now holds an exclusive license to IRG for the ATLIS technology obtained from its inventor for a minimum of three government projects. The ATLIS technology platform was developed in cooperation with NASA, Georgia Tech, and the Sandia National Laboratories and has the ability to discover and to distinguish between ferrous and non- ferrous anomalies in a salt-water environment. The technology can distinguish gold and silver from iron anchors or cannons. This asset will substantially expedite the discovery and evaluation of shipwreck cargo.

     The Company utilizes new technologies including advanced positioning techniques using geostationary satellites, side scan sonar and new proprietary detection equipment which provides the capacity to find and recover almost any cargo from the sea bed.

     The Company has documented archival research detailing salvage projects around the world, which it intends to undertake as part of an ongoing program of shipwreck research, location and recovery.

     The Company, through operating subsidiaries and with joint venture partners, plans to conduct or participate in several projects simultaneously. Presently there are several shipwreck projects in various stages of development. The Company's projects are divided into two categories:

          Projects located in International waters where permission from a governmental authority is not necessary.

          Projects where governmental permission is necessary due to the location of the wreck or some sovereign claim.

Cash Requirements and Financing

     The Company's cash requirements are to be satisfied at this time through private placement offerings. The extent of these private placement offerings will be determined on the then prevailing market conditions and the state of the Company's recovery projects.

Competition

     The Company faces competition from large, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have an material adverse effect on the Company's business, financial condition or results of operations.

     Currently, the Company's competitors include: Nauticos Corporation, Bluewater Recoveries, Ltd., Columbus America Group, RMS Titanic, Inc., Deep Sea Explorations, Visa Gold Explorations (operating in Cuban waters), Odyssey Marine Exploration, Inc. and numerous small groups around the world operating on individual sites, such as Treasure Salvors of Key West who continue the search for the remains of the Atocha.

Sources and Availability of Raw Materials

     The materials and equipment needed to conduct deepwater exploration and salvage are available only from a very limited number of third parties and almost always for sale, rather than for rent. The cost of these materials and equipment is extremely high. While this present barriers to entry of the field of underwater exploration for potential competitors, it also translates to large outlays of capital for retrofitting seagoing vessels with the latest technology with no guarantee that it will generate revenues for the Company. Additionally, the Company must rely on a very small number of suppliers and skilled technicians to install such materials and equipment.

Research and Development

     The Company believes that research and development is an important factor in its future growth. Therefore, the Company must continually invest in the technology to provide the best possible opportunity to capitalize on every excursion it leads. No assurance can be made that the Company will have sufficient funds to purchase technological advances as they become available. Additionally, due to the rapid advance rate at which technology advances, the Company's equipment may be outdated quickly, preventing or impeding the Company from realizing its full potential profits.

Patents, Copyrights and Trademarks

     The Company  intends to protect its  original  intellectual  property  with
patents,   copyrights  and/or  trademarks  as  appropriate.   It  has  filed  no
applications as of this date.

Governmental Regulation

     To the extent that the Company engages in shipwreck search and recovery activities in the territorial, contiguous or exclusive economic zones of countries, the Company must comply with applicable regulations and treaties. Prior to engaging in any project, the Company seeks legal advice to ascertain what effect this may have on the financial returns of the operation. This factor is taken into account in determining whether to proceed with a project as planned. In addition, the Convention for the Protection of Underwater Cultural Heritage has recently been adopted by the United Nations Educational, Scientific & Cultural Organization ("UNESCO"). This Convention could restrict access to historical shipwrecks throughout the world to the extent that it would require compliance with certain guidelines. These guidelines require adherence to strict archaeological practices, and the Company intends to follow these guidelines in all projects to which they are applicable.

     The Convention states that artifacts may not be sold, but it also states that this prohibition may not prevent the provision of archaeological services. The Company believes that the primary value of the cargoes it seeks are trade goods (such as coins, bullion and gems), which are not artifacts of historical, archaeological or cultural significance and so will not be subject to the rule prohibiting sale. The primary countries through which the Company plans on obtaining rights to shipwrecks through regulatory or legal means have already indicated that they will not sign the Convention. Nevertheless, the Company believes that the proposed convention, if adopted, could increase regulation of shipwreck recovery operations and may result in higher costs.

Cost of Research and Development

     For fiscal year 2002, the Company expended no measurable amount on research and development efforts.

Cost and Effects of Compliance with Environmental Laws

     The Company will be subject to environmental laws and regulation by federal, state and local authorities in connection with its planned exhibition activities. The Company does not anticipate that the costs to comply with such laws and regulations will have any material effect on the Company's capital expenditures, earnings, or competitive position.

Employees and Consultants

     At June 30, 2002, the Company employed three (3) persons. The Company considers its relation with its employees to be excellent.

     In September 2002, the Company employed Stephen Durland of Durland & Co., CPAs, P.A. to be the Company's Chief Financial Officer.

Item 2. Description of Property

     The Company maintains its executive offices at the office of its Chief Financial Officer Stephen Durland at 232A Royal Palm Way, Palm Beach, Florida 33480. Its telephone number is (561) 822-9995 and its facsimile number is (561) 822-9942.

     The Company owns no real property and its personal property consists primarily of the SV Explorer, with an original cost of $609,806.

     In May 2002, Danepath leased storage space in England. The cost is approximately $400 per month and is a tenancy at will.

Item 3. Legal Proceedings

         None.

Item 4. Submission of Matters to a Vote of Security Holders

     On April 22, 2002, the shareholders approved the Agreement by written consent without a meeting. In May 2002, the Company filed a Certificate of Amendment of Certificate of Incorporation wherein it amended the Company's Certificate of Incorporation changing its name to Ocean Resources, Inc. in connection with the Agreement. The Company also increased its number of authorized shares to one hundred fifty million (150,000,000) shares of common stock with a par value of $.0001 per share. No other matters were submitted to the shareholders for a vote during the fiscal year ended June 30, 2002.

Item 5. Market for Common Equity and Related Stockholder Matters.

     Shares of the Company's common stock are quoted on the Over the Counter Bulletin Board ("OTCBB").

     The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

     As of June 30, 2002, there were 52 holders of record of the Company's common stock.

     As of June 30, 2002, the Company had 25,008,407 shares of its common stock issued and outstanding, 17,500,005 of which were restricted Rule 144 shares and 7,508,402 of which were free- trading. Of the Rule 144 shares, none have been held by affiliates of the Company for more than one (1) year.

     The Company's common stock is presently quoted on the Over The Counter Bulletin Board (OTCBB) under the symbol "OCRI."The high, low and average bid information for each quarter are as follows:

Quarter                  High Bid          Low Bid          Average Bid
------------------      ---------          -------          ------------
First Quarter 2002       $0.65             $0.00            $0.33
Second Quarter 2002      $0.06             $0.00            $0.03
Third Quarter 2002       $5.75             $0.02            $2.89

Dividend Policy

     The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis

(a) Caution Regarding Forward-Looking Information

     Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

     Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward- looking statements contained herein to reflect future events or developments.

(b) Summary

     Ocean Resources, Inc. f/k/a/ Clip 'N Pierce Fashions, Inc. (the "Company") was organized under the laws of the State of Delaware on April 14, 1999. The Company was originally organized with the contemplated purpose to design, manufacture and market a unique jewelry product to bridge a gap between clip-on and pierced type jewelry products. The Company's maintains executive offices at 232A Royal Palm Way, Palm Beach, FL 33480, Telephone: (561) 822-9995 on a month to month basis with no lease and has since September 2002.

     The incorporator was unable to implement the proposed plan. After development of a business plan and efforts to develop the business failed, all such efforts were abandoned. In April 2002, at the time it acquired Danepath and TEL as wholly-owned subsidiaries, its purpose changed to their purpose of deep water exploration and recovery.

     In April 2002, pursuant to the Agreement, the Company acquired all of the issued and outstanding shares of Danepath and TEL from the shareholders thereof in exchange for a total of 2,333,334 shares of common stock of ORI valued at ($40,345). As a result thereof, both Danepath and TEL became wholly-owned subsidiaries of ORI. Also in connection with the Agreement, 7,400,000 restricted shares of the Company were cancelled.

     Danepath is in the business of deep water exploration and owns and operates ships, Remote Operated Vehicles and employs a professional team who have collaborated in several successful maritime recovery projects.

     The TEL assets include a proprietary library of research and intelligence on shipwrecks which define the detail of their valuable cargo. TEL is also a 50% participant in International Recovery Group LLC, a Nevis Limited Liability Company ("IRG") a joint venture established for the purpose of locating and recovering valuable cargo from various shipwrecks.

     Danepath Ltd. was established in June 2000 as a wholly owned United Kingdom subsidiary of RMS Titanic, Inc. Danepath Ltd. acquired the 178 foot, 1,050 ton research vessel SV Explorer that was utilized in the 2000 expedition to the RMS Titanic wreck site. The vessel was built by and purchased from the Natural Environment Research Council, a British governmental agency. During the 2000 Titanic expedition, RMS Titanic, Inc. utilized the SV Explorer for fifty-three days. At the end of the 2000 Titanic expedition, the SV Explorer was utilized in other search and recovery operations conducted by RMS Titanic, Inc. In 2002 and 2001, Danepath Ltd.
contracted and successfully completed specialized recovery work for several major European companies.

     IRG was established in March 2002 for the purpose of locating and recovering valuable cargo from important shipwrecks. TEL will contribute expertise and equipment to IRG projects and as Project Manager will manage all aspects of recovery operations of all IRG projects. IRG will engage in a minimum of three government projects; the first covers the territorial waters of Jamaica and is progressing into its first on-site stage. IRG also holds an exclusive license to the proprietary ATLIS technology platform.

     The Company's concept is to identify well-researched wreck projects and package them together with state of the art salvage equipment and expertise in order to enable the Company to look beyond today's envelope.

     The Company plans to utilize a new proprietary technology called "ATLIS" for use in shallow water recovery projects. IRG now holds an exclusive license to IRG for the ATLIS technology obtained from its inventor for a minimum of three government projects. The ATLIS technology platform was developed in cooperation with NASA, Georgia Tech, and the Sandia National Laboratories and has the ability to discover and to distinguish between ferrous and non- ferrous anomalies in a salt-water environment. The technology can distinguish gold and silver from iron anchors or cannons. This asset will substantially expedite the discovery and evaluation of shipwreck cargo.

     The Company utilizes new technologies including advanced positioning techniques using geostationary satellites, side scan sonar and new proprietary detection equipment which provides the capacity to find and recover almost any cargo from the sea bed.

     The Company has documented archival research detailing salvage projects around the world, which it intends to undertake as part of an ongoing program of shipwreck research, location and recovery.

     The Company, through operating subsidiaries and with joint venture partners, plans to conduct or participate in several projects simultaneously. Presently there are several shipwreck projects in various stages of development. The Company's projects are divided into two categories:

     Projects   located  in   International   waters  where  permission  from  a
governmental authority is not necessary.

     Projects where governmental permission is necessary due to the location of the wreck or some sovereign claim

(c) Results of Operations

For the Years Ended June 30, 2002 & June 30, 2001

Financial Condition, Capital Resources and Liquidity

     For the twelve months ending June 30, 2002 and June 30, 2001, the Company recorded revenues of $505,650 and $353,015 respectively. The increase of $152,635 is due to increased usage of our ship, the SV Explorer. For the twelve months ending June 30, 2002 and June 30, 2001, the Company had cost of sales of $425,928 and $345,851 respectively. The increase of $80,077 is due to increased usage of our ship. For the twelve months ending June 30, 2002 and June 30, 2001, the Company recorded gross margin of $79,722 and $7,164, respectively. The increase of $72,558, is primarily due to increased usage of our ship, which also continues to increase above our base cost of maintaining the ship.

     For the twelve months ending June 30, 2002 and June 30, 2001, the Company had, on a consolidated basis, general and administrative expenses of $290,798 and $146,430, respectively. The increase of $144,368 is due primarily to increase professional fees and repairs and maintenance of the ship and equipment on the ship.

     For the twelve months ending June 30, 2002 and June 30, 2001, the Company had on a consolidated basis total operating expenses of $342,815 and $199,255, respectively. The increase of $143,560 is due primarily to increase professional fees and repairs and maintenance of the ship and equipment on the ship. The difference of $808 is attributable to lower depreciation expense.

Net Losses

     For the twelve months ending June 30, 2002 and June 30, 2001, the Company reported a net loss from operations excluding currency translation of $263,658 and $191,915 respectively. The increase of $71,743 is the result of the increase of general and administrative expenses less the increase in gross margin.

     At June 30, 2002, the Company had assets totaling $506,178 and an accumulated net loss of $455,574.

Liquidity/Working Capital

     At June 30, 2002, the company had $979,465 working capital deficit compared to $643,174 at June 30, 2001. The increase of $336,291 is primarily due to the loss recorded for the year ended June 30, 2002, and the purchase of capital equipment.

     There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

     The Company is currently evaluating its options for raising additional working capital via a private placement of either debt or equity.

Net Operating Loss Carry-forwards

     The Company has net operating loss carry-forwards of approximately $446,000 expiring $254,000, and $192,000 at June 30, 2022, and 2021, respectively. The Company has a $89,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

Item 7. Financial Statements

     The Company's financial statements have been examined to the extent indicated in their reports by Kempisty & Company, Certified Public Accountants and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report................................................F-2

Consolidated Balance Sheets.................................................F-3

Consolidated Statements of Operations and Comprehensive Operations..........F-4

Consolidated Statements of Stockholders' Deficit............................F-5

Consolidated Statements of Cash Flows.......................................F-6

Notes to Consolidated Financial Statements..................................F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Ocean Resources, Inc.
(f/k/a Clip 'N Pierce Fashion, Inc.)
Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Ocean Resources, Inc., (f/k/a Clip 'N Pierce Fashion, Inc.) as of June 30, 2002 and June 30, 2001, and the related consolidated statements of operations and comprehensive operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocean Resources, Inc., (f/k/a Clip 'N Pierce Fashion, Inc.), as of June 30, 2002 and June 30, 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has experienced a loss since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Kempisty & Company
Kempisty & Company
Certified Public Accountants, P.C.

New York, New York
October 9, 2002


                              Ocean Resources, Inc.
                      (f/k/a Clip 'N Pierce Fashion, Inc.)
                           Consolidated Balance Sheets
                                    June 30,


                                                                                     2002               2001
                                                                              ------------------ ------------------
                                    ASSETS
CURRENT ASSETS
   Cash                                                                       $            6,689 $           28,418
   Accounts receivable                                                                       619             44,146
                                                                              ------------------ ------------------

           Total Current Assets                                                            7,308             72,564
                                                                              ------------------ ------------------

PROPERTY AND EQUIPMENT
   Equipment                                                                             609,806            508,700

      Less: Accumulated depreciation                                                    (110,936)           (51,123)
                                                                              ------------------ ------------------

            Total Property and Equipment                                                 498,870            457,577
                                                                              ------------------ ------------------

Total Assets                                                                  $          506,178 $          530,141
                                                                              ================== ==================

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable                                                           $           95,255 $           43,851
   Short-term loans                                                                      891,518            671,887
                                                                              ------------------ ------------------

            Total Current Liabilities                                                    986,773            715,738
                                                                              ------------------ ------------------

Total Liabilities                                                                        986,773            715,738
                                                                              ------------------ ------------------

STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value, authorized 20,000,000 shares;
     none issued                                                                               0                  0
   Common stock, $0.0001 and no par value, authorized 150,000,000 and
     1,000,000 shares; 25,008,407 and 750 issued and outstanding, respectively             2,501                151
   Additional paid-in capital                                                             (2,150)                 0
   Accumulated comprehensive income (loss)                                               (25,372)             6,167
   Accumulated deficit                                                                  (455,574)          (191,915)
                                                                              ------------------ ------------------

            Total Stockholders' Deficit                                                 (480,595)          (185,597)
                                                                              ------------------ ------------------

Total Liabilities and Stockholders' Deficit                                   $          506,178 $          530,141
                                                                              ================== ==================













     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
                      (f/k/a Clip 'N Pierce Fashion, Inc.)
       Consolidated Statements of Operations and Comprehensive Operations
                              Years Ended June 30,



                                                                                    2002                2001
                                                                             ------------------- ------------------
REVENUES                                                                     $           505,650 $          353,015

COST OF SALES                                                                            425,928            345,851
                                                                             ------------------- ------------------

          Gross margin                                                                    79,722              7,164
                                                                             ------------------- ------------------

OPERATING EXPENSES
   General and administrative                                                            290,798            146,430
   Depreciation                                                                           52,017             52,825
                                                                             ------------------- ------------------

          Total operating expenses                                                       342,815            199,255
                                                                             ------------------- ------------------

Operating income (loss)                                                                 (263,093)          (192,091)
                                                                             ------------------- ------------------

OTHER INCOME (EXPENSE)
   Interest income                                                                            12                176
   Gain (loss) on sale of fixed assets                                                      (577)                 0
   Foreign currency transaction gain (loss)                                                    0                  0
                                                                             ------------------- ------------------

          Total other income (expense)                                                      (565)               176
                                                                             ------------------- ------------------

Net loss                                                                                (263,658)          (191,915)

Other comprehensive income (loss)
   Foreign currency translation gain (loss)                                              (31,539)             6,167
                                                                             ------------------- ------------------

Comprehensive loss                                                           $          (295,197)$         (185,748)
                                                                             =================== ==================

Net loss per weighted average share, basic                                   $             (0.01)             (0.01)
                                                                             =================== ==================

Weighted average number of shares                                                     25,008,407         25,008,407
                                                                             =================== ==================











     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
                      (f/k/a Clip 'N Pierce Fashion, Inc.)
                Consolidated Statements of Stockholders' Deficit



                                                                                    Accumulated
                                      Number                           Additional      Comp.                       Total
                                         of      Preferred   Common     Paid-in       Income      Accumulated  Stockholders'
                                      Shares       Stock      Stock     Capital        (Loss)       Deficit       Deficit
                                      ---------- --------- ----------- ---------- --------------- ------------ --------------
BEGINNING BALANCE,
June 30, 2000                                  0 $       0 $         0 $        0 $             0 $          0 $            0

Year Ended June 30, 2001:
------------------------
   Shares issued for cash                    750         0         151          0               0            0            151
   Other comprehensive income (loss)           0         0           0          0           6,167            0          6,167

Net loss                                       0         0           0          0               0     (191,915)      (191,915)
                                      ---------- --------- ----------- ---------- --------------- ------------ --------------

BALANCE, June 30, 2001                       750         0         151          0           6,167     (191,915)      (185,597)

Year Ended June 30, 2002:
------------------------
   Reverse merger                     10,741,636         0         923       (723)              0            0            200
   Shares contributed to the company  (7,400,000)        0        (740)       740               0            0              0
   7.5 for 1 forward split            21,666,021         0       2,167     (2,167)              0            0              0
   Other comprehensive income (loss)           0         0           0          0         (31,539)           0        (31,539)

Net loss                                       0         0           0          0               0     (263,658)      (263,658)
                                      ---------- --------- ----------- ---------- --------------- ------------ --------------

ENDING BALANCE, June 30, 2002         25,008,407 $       0 $     2,501 $   (2,150)$       (25,372)$   (455,573)$     (480,594)
                                      ========== ========= =========== ========== =============== ============ ==============















     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
                      (f/k/a Clip 'N Pierce Fashion, Inc.)
                      Consolidated Statements of Cash Flows
                              Years Ended June 30,



                                                                                     2002                 2001
                                                                               -----------------   -------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                       $        (263,658)  $          (191,915)
Adjustments to reconcile net loss to net cash used for development activities
   Depreciation                                                                           52,017                52,825
Change in assets and liabilities
   (Increase) decrease in accounts receivable                                             44,764               (44,146)
   Increase (decrease) in accounts payable                                                40,734                30,593
                                                                               -----------------   -------------------

Net cash used by development activities                                                 (126,143)             (152,643)
                                                                               -----------------   -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (51,423)             (508,700)
   Disposal o f property and equipment                                                       721                     0
                                                                               -----------------   -------------------

Net cash used by investing activities                                                    (50,702)             (508,700)
                                                                               -----------------   -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from short-term loan                                                         146,415               671,887
   Stock sold for cash                                                                         0                   151
                                                                               -----------------   -------------------

Net cash provided by financing activities                                                146,415               672,038
                                                                               -----------------   -------------------

Effect of exchange rates on cash                                                           8,701                17,723
                                                                               -----------------   -------------------

Net increase (decrease) in cash                                                          (21,729)               28,418

CASH, beginning of period                                                                 28,418                     0
                                                                               -----------------   -------------------

CASH, end of period                                                            $           6,689   $            28,418
                                                                               =================   ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Non-Cash Financing Activities:
                                     None










     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
                      (f/k/a Clip 'N Pierce Fashion, Inc.)
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles
     The Company Ocean Resources, Inc., (f/k/a Clip 'N Pierce Fashion, Inc.) is a Delaware chartered corporation which conducts business from its headquarters in Palm Beach, Florida. The Company was incorporated on April 14, 1999. On May 23, 2002, the Company changed its name to Ocean Resources, Inc.

     The Company's operations encompass all aspects of maritime salvage.

     The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations for the period then ended. Actual results may differ significantly from those estimates.

     The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Use of estimates In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

     b) Significant acquisitions On April 22, 2002, the Company entered into an agreement to acquire 100% of the issued and outstanding common shares of Danepath, Ltd., a United Kingdom company, and Titanic Explorations, Ltd.,
     (TEL), a British Virgin Islands Company, in exchange for 2,333,334 shares of common stock of the Company, in a reverse merger, which is accounted for as a recapitalization of Danepath and TEL.

     c) Principles of consolidation The consolidated financial statements include the accounts of Ocean Resources, Inc. and its subsidiaries. Inter-company balances and transactions have been eliminated. The historical financial statements of Danepath have been presented for the period prior to the reverse merger.

     d) Net loss per share Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the 10% declining balance method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $52,017 and $52,825 for the years ended June 30, 2002 and 2001, respectively.

     f) Foreign currency transaction and translation gains(losses) The principal operations of the Company are located in the United Kingdom. On a consolidated basis the Company's reporting currency is the US Dollar.

     g) Comprehensive income The Company reports comprehensive income in accordance with FASB Statement No. 130. "Reporting Comprehensive Income". This statement establishes standards for reporting comprehensive income in financial statements. Material components of Accumulated Other Comprehensive Income must also be disclosed. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to the results or financial position of the Company. Accordingly, Comprehensive Income is included in the Statement of Operations, while Accumulated Other Comprehensive (Loss) Income is included in the Shareholders' Deficit section of the balance Sheet. Amounts are reported net of tax and include gains and losses on foreign currency translation adjustments.

                              Ocean Resources, Inc.
                      (f/k/a Clip 'N Pierce Fashion, Inc.)
                   Notes to Consolidated Financial Statements


(2) Stockholders' Equity The Company has authorized 150,000,000 shares of $0.0001 par value common stock and 20,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 8,400,000 and no shares of common and preferred stock, respectively, issued and outstanding at June 30, 2001. On April 22, 2002, the Company issued 2,333,333 shares of common stock to effect the reverse acquisition of Danepath and TEL. On April 22, 2002, 7,400,000 shares of common stock were contributed back to the Company. On June 27, 2002, the Company completed a
     7.5 for 1 forward split of its common stock.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $446,000, expiring $254,000 and $192,000 at June 30, 2022 and 2021, respectively.

     The amount recorded as deferred tax assets as of June 30, 2002 is $89,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $446,000 for the period since inception ended June 30, 2002. The ability of the Company to continue as a going concern is dependent upon commencing profitable operations and obtaining additional capital and financing. The Company expects to raise additional funds via a private placement of either equity or debt. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(5) Short-Term Note Payable In fiscal 2001, the Company's subsidiary received a $672,000 short-term, non-interest bearing demand loan from a third party.

     During fiscal 2002, unrelated parties loaned the Company approximately $146,000 as short-term, non-interest bearing demand notes.

(6) Commitments and Contingencies The Company currently leases warehouse space in the United Kingdom on a month-to-month basis, at a rate of approximately $455 per month, or $5,460 per year.

     Under the terms of the Joint Venture,  International  Recovery Group,  LLC,
     (IRG), through its wholly owned subsidiary, TEL, the Company is committed to providing the research and exploration vessel and personnel and equipment expertise. The Company intends to utilize the SV Explorer, owned by its other wholly owned subsidiary, Danepath, for this Joint Venture. IRG is required to raise sufficient funds to fund the Joint Venture's expenses. The Company currently expects to move the SV Explorer to the Jamaica area in November 2002, in anticipation of the beginning of this Joint Venture.

(7) Related Parties In March 2002, Argosy International, LLC assigned its membership interest in IRG to Titanic Explorations, Ltd., (TEL), a now wholly owned subsidiary of the Company.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Company has used the firm of Kempisty & Company, Certified Public Accountants since September 2002. Their address is 15 Maiden Lane, Suite 1003, New York, NY, 10038. Prior to that time, the Company had engaged the firm of Weinberg & Company, P.A. The dismissal was not due to any disagreement with the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                       Age          Position(s) with Company
------------------         ---          -------------------------
Graham Jessop              45            Chairman, CEO and President
Stephen H. Durland         48            Chief Financial Officer
John A. Upton              58            Director
Derrick Barton             43            Director
Andrew J. Way              39            Director

     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Family Relationships

         None.

Business Experience

Graham D. Jessop

     Mr. Jessop has spent his whole working career in the diving and salvage industry. After completing education in the UK, he trained as a commercial oil field diver, turning professional in 1979 at 22 years of age.

     During 1981, Jessop Marine Recoveries Ltd, a company owned jointly by Mr. Jessop and his father successfully undertook the worlds largest bullion recovery. 5 tons of gold was recovered from the wartime wreck of HMS Edinburgh on behalf of the UK and Russian Governments.

     Mr. Jessop has led many salvage operations in the intervening years gaining a unique talent for shipwreck research, location and recovery. He has under taken a wide diversity of projects, including the location of shallow water Colonial wrecks in the Caribbean, deep-water recovery from wrecks as deep as 3850 meters.

     Recently Mr. Jessop was employed as Director of research and recovery operations for RMS Titanic, Inc, and diving to the wreck of the Titanic during the 2000 expedition when over 500 precious artifacts were recovered.

Stephen Durland

     Mr. Durland has been the sole principal of Durland & Company, CPAs, P.A. since April 1991. It is a full service CPA firm which includes SEC audits. The firm has several international clients in industries including natural resources, internet services, technology, services, manufacturing, medical products and services.

     Mr. Durland is a certified public accountant. He is a member of the Florida Institute of CPAs and is in his eighth year of membership of the Accounting Principles and Auditing Standards Committee of the FICPA. Mr. Durland attended Guilford College, where he earned a bachelor of administrative science degree in accounting in 1982.

     He currently serves as the acting chief executive officer and chief financial officer of Safe Technologies International, Inc., the chief financial officer and a director of JAB International, Inc. and has in the past served as the chief financial officer of Ong Corp., chief financial officer and a director of American Ammunition, Inc. and as acting chief financial officer and director of American Hydroculture, Inc.

John A. Upton

     Mr. Upton has been self-employed since 1995. He sells and markets various products primarily for hotels. Mr. Upton also sells and distributes wholesale wood products. He has been involved in the management of both private and public companies since 1997. Mr. Upton attended the University of British Columbia - Vancouver between 1964 and 1968, where he earned a Bachelor of Arts degree.

Derrick Barton

     Mr. Barton is the current Vice-President and Director of Operations of RMS Titanic, Inc. and has served in those capacities since July 2000. There he has completed 22 dives to the wreck of the Titanic and has produced underwater photography seen around the world. He is also responsible for the conservation facility and warehouse, including the control and registration of the artifacts recovered from the Titanic wreck.

     From October 1994 to July 2000, Mr. Barton was the sole principal of Crisis Management & Security Consultancy, which was a private association of risk management professionals specializing in counter terrorism as well as kidnap and ransom. In that capacity, he conducted physical security, business interruption and contingency (and extraction) planning, protection of executives, etc. He focused his efforts mainly in the UK, Central and Eastern Europe, Asia and the United States.

     Mr. Barton attended St. Michael's College in Yorkshire, UK.

Andrew J. Way

     Mr. Way established and ran a joint venture with Ernst & Young to develop online benchmarking systems for buyers in a B2B environment between August 1999 and January 2002. Between June 1997 and January 1999, Mr. Way was the Managing Director of The Infrastructure Development Group, The Economist Intelligence Unit. In that capacity, among other things, he maintained relations with senior members of government and client relationships with executives of infrastructure investment companies, he acted as the group's commentator on infrastructure affairs, regulatory reform and investment opportunities in the Asia Pacific region. He was formerly a paratrooper for the British Army.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     All Directors, Officers and Beneficial Owners of more than ten percent (10%) of the Company's common equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

     It is the Company's belief that Ed Myers should have filed Forms 3, 4, 5 and Schedule 13(d) in the past as the Company's past sole officer and director and as a beneficial owner of more than 5% of the Company's common equity securities prior to the Agreement. Graham Jessop and/or Argosy International, Ltd. was required to file a Schedule 13(d) in connection with the Agreement in April 2002, when they acquired approximately 70% of the Company's outstanding common equity securities. Graham Jessop was also required to file a Form 3 in connection with the Agreement. In June 2002, John A. Upton, Derrick Barton and Andrew J. Way were required to file Forms 3 as new Directors of the Company, even though they have never owned any class of equity securities of the Company. In September 2002, Stephen H. Durland was required to file Form 3 as a new Director, even though he has never owned any class of equity security of the Company.

     The Company is taking steps to file all required forms that are past due. Additionally, the Company is developing policy to prevent the future failure of any officer or director to comply with Section 16(a) of the Exchange Act.

Item 10.          Executive Compensation

Name                  Year        Annual     Annual            LT
and Post                          Comp       Comp     Annual   Comp     LT                   All
                                  Salary     Bonus    Comp     Rest     Comp      LTIP       Other
                                             ($)      Other    Stock    Options   Payouts
==================   ==========  ========== ======== ======== =======  ========= ========== ========
Graham                2001        $0
Jessop,
Chairman,             2002        $0
Chief
Executive
Officer and
President

Stephen               2001        N/A
Durland,
Chief                 2002        N/A
Financial
Officer

John A.               2001        N/A
Upton,
Director              2002        N/A

Derrick               2001        N/A
Barton,
Director              2002        N/A

Andrew J.             2001        N/A
Way,
Director              2002        N/A

     All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of June 30, 2002, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of common stock beneficially owned.

Name and Address of          Title of  Amount and Nature of   Percent of
Beneficial Owner              Class      Beneficial Owner       Class
------------------------------------- ---------------------- -------------
Graham Jessop                Common       17,500,005              70%

Stephen Durland                                    0               0%

John A. Upton                Common            3,760               0.1%

Derrick Barton                                     0               0%

Andrew J. Way                                      0               0%

All Executive Officers and   Common       17,503,765              70.1%
Directors as a Group
(Five (5) persons)
-------------------

(1) The address for each of the above is c/o Stephen Durland at 232A Royal Palm Way, Palm Beach, Florida 33480.

(2) Argosy International, Ltd. is the registered owner of 17,500,005 shares of the Company's common stock. Mr. Jessop, the Company's current Chairman, Chief Executive Officer and President is an affiliate of that entity.

     There are no arrangements which may result in the change of control of the Company.

Item 12. Certain Relationships and Related Transactions

     In April 2002, pursuant to the Agreement, the Company acquired all of the issued and outstanding shares of Danepath and TEL from the shareholder thereof in exchange for a total of 2,333,334 shares of common stock of ORI valued at ($40,345). As a result thereof, both Danepath and TEL became wholly- owned subsidiaries of ORI. Also in connection with the Agreement, Ed Myers, former sole officer of the Company, agreed to cancel 7,400,000 restricted shares of the Company. For such offering, the Company relied upon Section 4(2) of the Act and the 506 Exemption. No state exemption was required, as the issuance was to a foreign entity.

Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
--------------------------------------------------------------
10.1     *        Share Exchange Agreement between the Company, Danepath and TEL dated April 22, 2002.

99.1     *        Sarbanes-Oxley Certification by Chief Executive Officer under Section 906.

99.2     *        Sarbanes-Oxley Certification by Chief Financial Officer under Section 906.
--------------------

(*  Filed herewith)

     (b) Reports on Form 8-K have been filed by the Company on September 30, 2002, September 23, 2002, September 6, 2002, August 27, 2002, July 10, 2002, May
20, 2002 and May 16, 2002.

                                   SIGNATURES

     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Ocean Resources, Inc.
                                  (Registrant)


Date: October 9, 2002     By:/s/ Graham Jessop
                          --------------------------------------------------
                          Graham Jessop, Chairman, Chief Executive Officer
                          and President

                          By:/s/ Stephen Durland
                          --------------------------------------------------
                          Stephen Durland, Chief Financial Officer

                          By:/s/ John A. Upton
                          --------------------------------------------------
                          John A. Upton, Director

                          By:/s/ Derrick Barton
                          --------------------------------------------------
                          Derrick Barton, Director




     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                           Title                                  Date
--------------------------          ---------------------------       ----------------

/s/ Graham Jessop                   Chairman, CEO and President        October 9, 2002
-----------------------------
Graham Jessop

/s/ Stephen Durland                 Chief Financial Officer            October 9, 2002
-----------------------------
Stephen Durland

/s/ John A. Upton                   Director                           October 9, 2002
-----------------------------
John A. Upton

/s/ Derrick Barton                  Director                           October 9, 2002
-----------------------------
Derrick Barton



                                 CERTIFICATIONS

     I, Graham Jessop, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Ocean Resources, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: October 8, 2002

/s/ Graham Jessop
---------------------------------------------
Graham Jessop
Chief Executive Officer (or equivalent thereof)



     I, Stephen H. Durland, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Ocean Resources, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: October 8, 2002

/s/ Stephen H. Durland
---------------------------------------------
Stephen H. Durland
Chief Financial Officer (or equivalent thereof)