Form 10QSB
period 2002-09-30
OCEAN RESOURCES INC
filed 2002-11-19
CIK 1114222

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2002

Commission file no.:   000-49750


                              Ocean Resources, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                            33-0857223
------------------------------------                    -----------------------
(State or other jurisdiction of                         (I.R.S.Employer
incorporation or organization)                               Identification No.)

232A Royal Palm Way
Palm Beach, Florida                                             33480
------------------------------------------              -----------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (561) 822-9995

Securities registered under Section 12(b) of the Act:

     Title of each class                                 Name of each exchange
                                                           on which registered
         None                                                   None
-----------------------------------                -----------------------------

Securities registered under Section 12(g) of the Act:

                    Common Stock, $0.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:

           Mintmire & Associates               Carmine Bua, Esq.
           265 Sunrise Avenue, Suite 204       3838 Camino Del Rio N, Suite 333
           Palm Beach, FL 33480                San Diego, CA 92108
           Tel: (561) 832-5696                 Tel: (619) 280 8000
           Fax: (561) 659-5371                 Fax: (619) 280 8001

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X            No
                      ----             ----

     As of September 30, 2002, there were 25,008,407 shares of voting stock of the registrant issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The  consolidated  financial  statements  of  Ocean  Resources,   Inc.  and
subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10- KSB for the year ended June 30, 2002.


                          INDEX TO FINANCIAL STATEMENTS



Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations and Comprehensive Operations...........F-3

Consolidated Statements of Stockholders' Deficit.............................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                              Ocean Resources, Inc.
                           Consolidated Balance Sheets



                                                                                   Three Months
                                                                                       Ended          Year Ended
                                                                                September 30, 2002   June 30, 2002
                                                                                ------------------- ---------------
                                                                                    (unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                                         $            97,206 $         6,689
   Accounts receivable                                                                          488             619
                                                                                ------------------- ---------------

           Total Current Assets                                                              97,694           7,308
                                                                                ------------------- ---------------

PROPERTY AND EQUIPMENT
   Equipment                                                                                620,400         609,806

      Less: Accumulated depreciation                                                       (125,546)       (110,936)
                                                                                ------------------- ---------------

            Total Property and Equipment                                                    494,854         498,870
                                                                                ------------------- ---------------

Total Assets                                                                    $           592,548 $       506,178
                                                                                =================== ===============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable                                                             $           107,279 $        95,255
   Short-term loans                                                                       1,102,452         891,518
                                                                                ------------------- ---------------

            Total Current Liabilities                                                     1,209,731         986,773
                                                                                ------------------- ---------------

Total Liabilities                                                                         1,209,731         986,773
                                                                                ------------------- ---------------

STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value, authorized 20,000,000 shares;
     none issued                                                                                  0               0
   Common stock, $0.0001 par value, authorized 150,000,000 and
       1,000,000 shares; 25,008,407 issued and outstanding                                    2,500           2,500
   Additional paid-in capital                                                                (2,150)         (2,150)
   Accumulated comprehensive income (loss)                                                  (33,867)        (25,371)
   Accumulated deficit                                                                     (583,666)       (455,574)
                                                                                ------------------- ---------------

            Total Stockholders' Deficit                                                    (617,183)       (480,595)
                                                                                ------------------- ---------------

Total Liabilities and Stockholders' Deficit                                     $           592,548 $       506,178
                                                                                =================== ===============










     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
       Consolidated Statements of Operations and Comprehensive Operations
                        Three Months Ended September 30,
                                   (Unaudited)




                                                                   2002                2001
                                                            ------------------- ------------------

REVENUES                                                    $                 0 $          418,007

COST OF SALES                                                                 0            173,441
                                                            ------------------- ------------------

          Gross margin                                                        0            244,566
                                                            ------------------- ------------------

OPERATING EXPENSES
   General and administrative                                           115,536            124,054
   Depreciation                                                          12,557             12,678
                                                            ------------------- ------------------

          Total operating expenses                                      128,093            136,732
                                                            ------------------- ------------------

Operating income (loss)                                                (128,093)           107,834
                                                            ------------------- ------------------

OTHER INCOME (EXPENSE)
   Interest income                                                            0                  7
   Gain (loss) on sale of fixed assets                                        0                  0
   Foreign currency transaction gain (loss)                                   0                  0
                                                            ------------------- ------------------

          Total other income (expense)                                        0                  7
                                                            ------------------- ------------------

Net income (loss)                                                      (128,093)           107,841

Other comprehensive income (loss)
   Foreign currency translation gain (loss)                              (8,496)            (6,031)
                                                            ------------------- ------------------

Comprehensive income (loss)                                 $          (136,589)$          101,810
                                                            =================== ==================

Net loss per weighted average share, basic                  $             (0.01)$           143.79
                                                            =================== ==================

Weighted average number of shares                                    25,008,407                750
                                                            =================== ==================













     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
                Consolidated Statements of Stockholders' Deficit



                                                                                      Accumulated
                                         Number                          Additional      Comp.                       Total
                                            of      Preferred  Common     Paid-in       Income      Accumulated  Stockholders'
                                         Shares       Stock     Stock     Capital        (Loss)      Deficit        Deficit
                                        ----------- -------- ----------- ---------- --------------- ------------ --------------

BEGINNING BALANCE,
June 30, 2000                                     0 $      0 $         0 $        0 $             0 $          0 $            0

Year Ended June 30, 2001:
------------------------
   Shares issued for cash                       750        0         151          0               0            0            151
   Other comprehensive income (loss)              0        0           0          0           6,167            0          6,167

Net loss                                          0        0           0          0               0     (191,915)      (191,915)
                                        ----------- -------- ----------- ---------- --------------- ------------ --------------

BALANCE, June 30, 2001                          750        0         151          0           6,167     (191,915)      (185,597)

Year Ended June 30, 2002:
   Reverse merger                        10,741,636        0         922       (723)              0            0            199
   Shares contributed to the company     (7,400,000)       0        (740)       740               0            0              0
   7.5 for 1 forward split               21,666,021        0       2,167     (2,167)              0            0              0
   Other comprehensive income (loss)              0        0           0          0         (31,538)           0        (31,538)

Net loss                                          0        0           0          0               0     (263,658)      (263,658)
                                        ----------- -------- ----------- ---------- --------------- ------------ --------------

BALANCE, June 30, 2002                   25,008,407        0       2,500     (2,150)        (25,371)    (455,573)      (480,594)

Three Months Ended September 30, 2002:
(unaudited)
   Other comprehensive income (loss)              0        0           0          0          (8,496)           0         (8,496)

Net loss                                          0        0           0          0               0     (128,093)      (128,093)
                                        ----------- -------- ----------- ---------- --------------- ------------ --------------

ENDING BALANCE, September 30, 2002,
unaudited                                25,008,407 $      0 $     2,500 $   (2,150)$       (33,867)$   (583,666)$     (617,183)
                                        =========== ======== =========== ========== =============== ============ ==============












     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
                      Consolidated Statements of Cash Flows
                        Three Months Ended September 30,
                                   (Unaudited)



                                                                              2002                2001
                                                                       ------------------  -------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                               $         (128,093) $           107,841
Adjustments to reconcile net loss to net cash used for development activities
   Depreciation                                                                    12,557               12,678
Change in assets and liabilities
   (Increase) decrease in accounts receivable                                         141               35,610
   Increase (decrease) in accounts payable                                         11,389               52,926
                                                                       ------------------  -------------------

Net cash used by development activities                                          (104,006)             209,055
                                                                       ------------------  -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                   0              (39,416)
   Disposal of property and equipment                                                   0                    0
                                                                       ------------------  -------------------

Net cash used by investing activities                                                   0              (39,416)
                                                                       ------------------  -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from short-term loan                                                  193,510                    0
   Payments on short-term debt                                                          0              (79,697)
   Stock sold for cash                                                                  0                    0
                                                                       ------------------  -------------------

Net cash provided by financing activities                                         193,510              (79,697)
                                                                       ------------------  -------------------

Effect of exchange rates on cash                                                    1,013                2,920
                                                                       ------------------  -------------------

Net increase (decrease) in cash                                                    90,517               92,862

CASH, beginning of period                                                           6,689               28,418
                                                                       ------------------  -------------------

CASH, end of period                                                    $           97,206  $           121,280
                                                                       ==================  ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Non-Cash Financing Activities:   None








     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
                   Notes to Consolidated Financial Statements
               (Information with regard to the three months ended
                      September 2002 and 2001 is unaudited)


(1) Summary of Significant Accounting Principles
     The Company Ocean Resources, Inc. is a Delaware chartered corporation which conducts business from its headquarters in Palm Beach, Florida. The Company was incorporated on April 14, 1999. On May 23, 2002, the Company changed its name to Ocean Resources, Inc. The Company's operations encompass all aspects of maritime salvage.

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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the 10% declining balance method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $12,557 and $12,678 for the three months ended September 30, 2002 and 2001, respectively.

     f) Foreign currency transaction and translation gains(losses) The principal operations of the Company are located in the United Kingdom. On a consolidated basis the Company's reporting currency is the US Dollar.

                              Ocean Resources, Inc.
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles (Continued)

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

     h) Interim financial information The financial statements for the three months ended September 30, 2002 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 150,000,000 shares of $0.0001 par value common stock and 20,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 8,400,000 and no shares of common and preferred stock, respectively, issued and outstanding at September 30, 2001. On April 22, 2002, the Company issued 2,333,333 shares of common stock to effect the reverse acquisition of Danepath and TEL. On April 22, 2002, 7,400,000 shares of common stock were contributed back to the Company. On June 27, 2002, the Company completed a 7.5 for 1 forward split of its common stock.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $583,700, expiring $128,100, $263,700, $191,900 at June 30, 2023, 2022 and 2021, respectively.

     The amount  recorded as  deferred  tax assets as of  September  30, 2002 is
     $117,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $446,000 for the period since inception ended September 30, 2002. The ability of the Company to continue as a going concern is dependent upon commencing profitable operations and obtaining additional capital and financing. The Company expects to raise additional funds via a private placement of either equity or debt. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(5) Short-Term Note Payable In fiscal 2001, the Company's subsidiary received a $672,000 short-term, non-interest bearing demand loan from a third party. During fiscal 2002, unrelated parties loaned the Company approximately $146,000 as short-term, non-interest bearing demand notes. In the first quarter of fiscal 2003, the Company received approximately $284,000 as short-term, non-interest bearing demand notes.

                              Ocean Resources, Inc.
                   Notes to Consolidated Financial Statements



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

Item 2. Management's Discussion and Analysis

General

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

     Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward- looking statements contained herein to reflect future events or developments.

Discussion and Analysis

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

     In September 2002, Ocean Resources, Inc., a Delaware corporation, (the "Company" or "ORI") issued 60,000 shares of its restricted common stock to IC Capital, LLC, who was engaged to perform investor relations consulting on behalf of the Company. For such offering, the Company relied upon Section 4(2) of the Act, the 506 Exemption and Section 11.602 of the Maryland Code, although the Company failed to file any form with the Office of Maryland Attorney General, Division of Securities.

     Results of Operations -For the Three Months Ending September 30, 2002 and September 30, 2001

Financial Condition, Capital Resources and Liquidity

     For the first quarter ended September 30, 2002 and 2001 the Company recorded revenues of $0 and $418,000, respectively.

     For the first quarter ended September 30, 2002 and 2001 the Company had salary expenses of $10,000 and $0, respectively.

     For the first quarter ended September 30, 2002 and 2001, the Company had on a consolidated unaudited basis general and administrative expenses of $105,500 and $124,000, respectively.

     For the first quarter ended September 30, 2002 and 2001, the Company had on a consolidated unaudited basis total operating expenses of $128,100 and $136,700, respectively.

Net Losses

     For the first quarter ended September 30, 2002 and 2001, the Company reported a net loss and net income from operations excluding foreign currency translation of $128,100 and $107,800, respectively.

     There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

     The Company is currently evaluating its options for raising additional working capital via a private placement of either debt or equity.

Employees

     At September 30, 2002, the Company had a total of 4 employees. None are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed.

Research and Development Plans

     There are no plans for research and development in the foreseeable future, nor are any expenses in connection with research and development expected.

         Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 3.  Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

     (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

     (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10- QSB.

     There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II

Item 1. Legal Proceedings.

         None.

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted, during the quarter ending September 30, 2002, covered by this report, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------
99.1      *       Sarbanes-Oxley Certification by Chief Executive Officer.

99.2      *       Sarbanes-Oxley Certification by Chief Financial Officer.
--------------------------------------------------

*    Filed herewith

     (b) No Reports on Form 8-K have been filed.




                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Ocean Resources, Inc.
                             ---------------------
                                  (Registrant)

Date: November 18, 2002    By:/s/ Graham Jessop
                           --------------------------------------------------
                           Graham Jessop, Chairman, Chief Executive Officer
                           and President

                           By:/s/ Stephen Durland
                           --------------------------------------------------
                           Stephen Durland, Chief Financial Officer

I, Graham Jessop, certify that:

     1. I have reviewed this quarterly report on form 10-QSB of Ocean Resources, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors thatcould significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Graham Jessop
-----------------------------------------
Graham Jessop
Chief Executive Officer (or equivalent)

I, Stephen Durland, certify that:

     1. I have reviewed this quarterly report on form 10-QSB of Ocean Resources, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002

/s/ Stephen Durland
---------------------------------------
Stephen Durland
Chief Executive Officer (or equivalent)