Form 10QSB
period 2002-12-31
OCEAN RESOURCES INC
filed 2003-02-19
CIK 1114222

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2002

Commission file no.:   000-49750


                              Ocean Resources, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                        33-0857223
----------------------------------              --------------------------------
(State or other jurisdiction of                 (I.R.S.Employer
incorporation or organization)                          Identification No.)

232A Royal Palm Way
Palm Beach, Florida                                          33480
----------------------------------              --------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:  (561) 822-9995

Securities registered under Section 12(b) of the Act:

     Title of each class                               Name of each exchange
                                                        on which registered
         None                                                   None
---------------------------------                -------------------------------

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

                  Yes [X]           No [_]


     As of December 31, 2002, there were 25,008,407 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.      Financial Statements

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

Consolidated Statements of Stockholders' Deficit.............................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                              Ocean Resources, Inc.
                           Consolidated Balance Sheets



                                                                Six Months
                                                                   Ended          Year Ended
                                                             December 31, 2002   June 30, 2002
                                                            ------------------- ---------------
                                                                (unaudited)
     ASSETS
CURRENT ASSETS
   Cash                                                     $               147 $         6,689
   Accounts receivable                                                      872             619
                                                            ------------------- ---------------

           Total Current Assets                                           1,019           7,308
                                                            ------------------- ---------------

PROPERTY AND EQUIPMENT
   Equipment                                                            639,483         609,806

      Less: Accumulated depreciation                                   (142,481)       (110,936)
                                                            ------------------- ---------------

            Total Property and Equipment                                497,002         498,870
                                                            ------------------- ---------------

Total Assets                                                $           498,021 $       506,178
                                                            =================== ===============

     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable                                         $           154,349 $        95,255
   Accrued salaries                                                     150,658               0
   Short-term loans                                                     966,986         891,518
                                                            ------------------- ---------------

            Total Current Liabilities                                 1,271,993         986,773
                                                            ------------------- ---------------

Total Liabilities                                                     1,271,993         986,773
                                                            ------------------- ---------------

STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value, authorized 20,000,000
     shares; none issued                                                      0               0
   Common stock, $0.0001 par value, authorized 150,000,000
     and 1,000,000 shares; 25,008,407 issued and outstanding              2,500           2,500
   Additional paid-in capital                                            (2,150)         (2,150)
   Accumulated comprehensive income (loss)                              (47,200)        (25,371)
   Accumulated deficit                                                 (727,122)       (455,574)
                                                            ------------------- ---------------

            Total Stockholders' Deficit                                (773,972)       (480,595)
                                                            ------------------- ---------------

Total Liabilities and Stockholders' Deficit                 $           498,021 $       506,178
                                                            =================== ===============




     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
       Consolidated Statements of Operations and Comprehensive Operations
                          Six Months Ended December 31,
                                   (Unaudited)




                                                                   2002                2001
                                                            ------------------- ------------------
REVENUES                                                    $           520,092 $          504,921

COST OF SALES                                                           467,014            297,089
                                                            ------------------- ------------------

          Gross margin                                                   53,078            207,832
                                                            ------------------- ------------------

OPERATING EXPENSES
   Salaries                                                             150,658                  0
   General and administrative                                           148,690            167,986
   Depreciation                                                          25,278             25,581
                                                            ------------------- ------------------

          Total operating expenses                                      324,626            193,567
                                                            ------------------- ------------------

Operating income (loss)                                                (271,548)            14,265
                                                            ------------------- ------------------

OTHER INCOME (EXPENSE)
   Interest income                                                            0                 10
   Gain (loss) on sale of fixed assets                                        0               (578)
   Foreign currency transaction gain (loss)                                   0                  0
                                                            ------------------- ------------------

          Total other income (expense)                                        0               (568)
                                                            ------------------- ------------------

Net income (loss)                                                      (271,548)            13,697

Other comprehensive income (loss)
   Foreign currency translation gain (loss)                             (21,829)            (6,318)
                                                            ------------------- ------------------

Comprehensive income (loss)                                 $          (293,377)$            7,379
                                                            =================== ==================

Net loss per weighted average share, basic                  $             (0.01)$            18.26
                                                            =================== ==================

Weighted average number of shares                                    25,008,407                750
                                                            =================== ==================








     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
                Consolidated Statements of Stockholders' Deficit



                                                                                        Accumulated
                                            Number                         Additional       Comp.                     Total
                                               of      Preferred  Common     Paid-in       Income      Accumulated  Stockholders'
                                            Shares       Stock     Stock     Capital       (Loss)       Deficit      Deficit
                                           ----------- --------- --------- ---------- --------------- ---------- --------------
BEGINNING BALANCE,
June 30, 2000                                        0 $       0 $       0 $        0 $             0 $        0 $            0


Year Ended June 30, 2001:
   Shares issued for cash                          750         0       151          0               0          0            151
   Other comprehensive income (loss)                 0         0         0          0           6,167          0          6,167

Net loss                                             0         0         0          0               0   (191,916)      (191,916)
                                           ----------- --------- --------- ---------- --------------- ---------- --------------

BALANCE, June 30, 2001                             750         0       151          0           6,167   (191,916)      (185,598)


Year Ended June 30, 2002:
   Reverse merger                           10,741,636         0       922       (723)              0          0            199
   Shares contributed to the company        (7,400,000)        0      (740)       740               0          0              0
   7.5 for 1 forward split                  21,666,021         0     2,167     (2,167)              0          0              0
   Other comprehensive income (loss)                 0         0         0          0         (31,538)         0        (31,538)

Net loss                                             0         0         0          0               0   (263,658)      (263,658)
                                           ----------- --------- --------- ---------- --------------- ---------- --------------

BALANCE, June 30, 2002                      25,008,407         0     2,500     (2,150)        (25,371)  (455,574)      (480,595)


Six Months Ended December 31, 2002:
unaudited
   Other comprehensive income (loss)                 0         0         0          0         (21,829)         0        (21,829)

Net loss                                             0         0         0          0               0   (271,548)      (271,548)
                                           ----------- --------- --------- ---------- --------------- ---------- --------------

ENDING BALANCE, December 31, 2002,
unaudited                                   25,008,407 $       0 $   2,500 $   (2,150)$       (47,200)$ (727,122)$     (773,972)
                                           =========== ========= ========= ========== =============== ========== ==============








     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
                      Consolidated Statements of Cash Flows
                          Six Months Ended December 31,
                                   (Unaudited)



                                                                                    2002                2001
                                                                             ------------------  -------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net income (loss)                                                            $         (271,548) $            13,697
Adjustments to reconcile net loss to net cash used for development activities
   Depreciation                                                                          25,278               25,581
Change in assets and liabilities
   (Increase) decrease in accounts receivable                                              (215)              40,876
   Increase (decrease) in accrued salaries                                              150,658                    0
   Increase (decrease) in accounts payable                                               57,107               (3,164)
                                                                             ------------------  -------------------

Net cash used by development activities                                                 (38,720)              76,990
                                                                             ------------------  -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                         0              (51,349)
   Disposal of property and equipment                                                         0                  576
                                                                             ------------------  -------------------

Net cash used by investing activities                                                         0              (50,773)
                                                                             ------------------  -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from short-term loan                                                         32,080                    0
   Payments on short-term debt                                                                0              (43,651)
   Stock sold for cash                                                                        0                    0
                                                                             ------------------  -------------------

Net cash provided by financing activities                                                32,080              (43,651)
                                                                             ------------------  -------------------

Effect of exchange rates on cash                                                             98                2,025
                                                                             ------------------  -------------------

Net increase (decrease) in cash                                                          (6,542)             (15,409)

CASH, beginning of period                                                                 6,689               28,418
                                                                             ------------------  -------------------

CASH, end of period                                                          $              147  $            13,009
                                                                             ==================  ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Non-Cash Financing Activities:       None





     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
                   Notes to Consolidated Financial Statements
                   (Information with regard to the six months
                 ended December 31, 2002 and 2001 is unaudited)


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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the 10% declining balance method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $25,278 and $25,581 for the six months ended December 31, 2002 and 2001, respectively.

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

                              Ocean Resources, Inc.
                   Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Principles (Continued)

     h) Interim financial information The financial statements for the six months ended December 31, 2002 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $727,100, expiring $271,600, $263,700, $191,800 at June 30, 2023, 2022 and 2021, respectively.

     The amount  recorded  as  deferred  tax assets as of  December  31, 2002 is
     $182,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $727,100 for the period since inception ended December 31, 2002. The ability of the Company to continue as a going concern is dependent upon commencing profitable operations and obtaining additional capital and financing. The Company expects to raise additional funds via a private placement of either equity or debt. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(5) Short-Term Note Payable In fiscal 2001, the Company's subsidiary received a $672,000 short-term, non-interest bearing demand loan from a third party. During fiscal 2002, unrelated parties loaned the Company approximately $263,000 as short-term, non-interest bearing demand notes. In the first half of fiscal 2003, the Company received approximately $32,000 as short-term, non-interest bearing demand notes.

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

                              Ocean Resources, Inc.
                   Notes to Consolidated Financial Statements


(7) Related Parties In March 2002, Argosy International, LLC assigned its membership interest in IRG to Titanic Explorations, Ltd., (TEL), a now wholly owned subsidiary of the Company.

(8)  Subsequent Events
     (a) Settlement agreement On January 17, 2003, the Company, through its wholly-owned subsidiary Danepath, Ltd., entered into a Settlement Agreement with RMS Titanic, Inc., Argosy International, Ltd. and Graham Jessop. Under the terms of this Agreement, Danepath transferred the SV Explorer, a salvage vessel, to RMS Titanic in exchange for the cancellation of a short-term debt owed by Danepath to RMS Titanic. The Company carried the Explorer at a net book value of $348,657. The debt owed to RMS Titanic was $907,505 at December 31, 2002. As a result of this Agreement, the Company will record a net gain of $558,848 in its third quarter financials.

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

Discussion and Analysis

     The Company was originally incorporated as Clip 'N Pierce Fashions, Inc. on April 14, 1999. It changed its name to the current name in connection with the acquisition of Danepath Ltd., a United Kingdom company ("Danepath") and Titanic Explorations Limited (BVI), a British Virgin Islands company ("TEL") on April 22, 2002 (the "Agreement"). The Company's common stock is presently quoted on the Over the Counter Bulletin Board. Its executive offices are presently located at the office of its Chief Financial Officer, Stephen Durland at 232A Royal Palm Way, Palm Beach, Florida 33480. Its telephone number is (561) 822-9995 and its facsimile number is (561) 822-9942.

     Danepath is in the business of deep water exploration and owning and operating salvage ships, Remote Operated Vehicles and employs a professional team who have collaborated in several successful maritime recovery projects.

     The TEL assets include a proprietary library of research and intelligence on shipwrecks which define the detail of their valuable cargo. TEL is also a 50% participant in International Recovery Group LLC, a Nevis Limited Liability Company ("IRG") a joint venture established for the purpose of locating and recovering valuable cargo from various shipwrecks.

Subsidiaries and Joint Ventures

     Danepath Ltd. was established in June 2000 as a wholly owned United Kingdom subsidiary of RMS Titanic, Inc. Danepath Ltd. acquired the 178 foot, 1050 ton research vessel SV Explorer that was utilized in the 2000 expedition to the RMS Titanic wreck site. The vessel was built by and purchased from the Natural Environment Research Council, a British governmental agency. During the 2000 Titanic expedition, RMS Titanic, Inc. utilized the SV Explorer for fifty-three days. At the end of the 2000 Titanic expedition, the SV Explorer was utilized in other search and recovery operations conducted by RMS Titanic, Inc. In 2002 and 2001, Danepath Ltd. contracted and successfully completed specialized recovery work for several major European companies. In January 2003, the Explorer was transferred to RMS Titanic, Inc. in exchange for the cancellation of debt owed to RMS Titanic, Inc. by Danepath.

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

Results of Operations -For the Three Months Ending December 31, 2002 and December 31, 2001

Financial Condition, Capital Resources and Liquidity

     In the second quarter ended December 31, 2002 and 2001 the Company recorded revenues of $520,100 and $87,000, respectively.

     In the second quarter ended December 31, 2002 and 2001 the Company had salary expenses of $140,700 and $0, respectively. In October 2002, the Board of Directors approved three year employment agreements for the Company's President and CFO. These agreements call for salaries of $15,000 and $10,000 per month, beginning on May 1, 2002 and September 1, 2002. As a result, the Company accrued salary for the President in the amount of $75,000 for the period of May 1 through September 30, 2002, in addition to the now normal $45,000 for the current quarter.

     In the second quarter ended December 31, 2002 and 2001, the Company had, on a consolidated basis, general and administrative expenses of $43,100 and $44,000, respectively.

     In the second quarter ended December 31, 2002 and 2001, the Company had, on a consolidated basis, total operating expenses of $196,500 and $56,800, respectively. The $140,000 increase is primarily due to the new employment agreements.

Net Losses

     In the second quarter ended December 31, 2002 and 2001, the Company reported a net loss from operations, excluding foreign currency translation, of $156,800 and $94,100, respectively.

     There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

     The Company is currently evaluating its options for raising additional working capital via a private placement of either debt or equity. The Company has no commitments for such at this time.

Results of Operations -For the Six Months Ending December 31, 2002 and December 31, 2001

Financial Condition, Capital Resources and Liquidity

     For the six months ended December 31, 2002 and 2001 the Company recorded revenues of $520,100 and $504,900, respectively.

     For the six months ended December 31, 2002 and 2001 the Company had salary expenses of $150,700 and $0, respectively. In October 2002, the Board of Directors approved three year employment agreements for the Company's President and CFO. These agreements call for salaries of $15,000 and $10,000 per month, beginning on May 1, 2002 and September 1, 2002. As a result, the Company accrued salary for the President in the amount of $75,000 for the period of May 1 through September 30, 2002, in addition to the now normal $45,000 for the current quarter.

     For the six months ended  December 31, 2002 and 2001, the Company had, on a
consolidated  basis,  general  and  administrative   expenses  of  $148,700  and
$168,000, respectively.

     For the six months ended December 31, 2002 and 2001, the Company had, on a consolidated basis, total operating expenses of $324,600 and $193,600, respectively. The $131,000 increase is primarily due to the new employment agreements.

Net Losses

         For the six months ended December 31, 2002 and 2001, the Company reported a net loss and net income from operations, excluding foreign currency translation, of $271,500 and $13,700, respectively.

     There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

     The Company is currently evaluating its options for raising additional working capital via a private placement of either debt or equity. The Company has no commitments for such at this time.

Employees

     At December 31, 2002, the Company had a total of 4 employees. None are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed.

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

Item 3.  Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

       (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

       (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted, during the quarter ending December 31, 2002, covered by this report, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

     On January 17, 2003, the Company, through its wholly-owned subsidiary, Danepath, Ltd., entered into a settlement agreement with RMS Titanic, Inc., Argosy International, Inc. and Graham Jessop. Under the terms of this agreement, Danepath transferred the SV Explorer, a salvage vessel, to RMS Titanic, in exchange for the cancellation of short-term debt owed by Danepath to RMS Titanic. The Company carried the Explorer at a net book value of $348,657 and the debt owed to RMS Titanic was $907,505 at December 31, 2002.As a result of this agreement the Company will record a net gain of $558,848 in its third quarter financials.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit          Description
No.
----------------------------------------------------------------------

10.1      *       Settlement Agreement between Danepath, Ltd., RMS Titanic, Inc., Argosy
                  International, Ltd. and Graham Jessop.

10.2      *       Employment Agreement of Graham Jessop

10.3      *       Employment Agreement of Stephen H .Durland

99.1      *       Sarbanes-Oxley Certification by Chief Executive Officer.

99.2      *       Sarbanes-Oxley Certification by Chief Financial Officer.
--------------------------------------------------

*    Filed herewith

     (b) A Current Report on Form 8-K was filed on 5 December 2002, disclosing the resignation of a director. Such director did not resign due to a disagreement with the Registrant on any matter relating to the Registrants' operations, policies or practices.

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              Ocean Resources, Inc.
                                  (Registrant)




Date: February 17, 2003         By:/s/ Graham Jessop
                                ----------------------------------------
                                Graham Jessop, Chairman, Chief Executive Officer
                                and President

                                By:/s/ Stephen Durland
                                ----------------------------------------
                                Stephen Durland, Chief Financial Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

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

Date: February 17, 2003


/s/ Graham Jessop
---------------------------------------
Graham Jessop
Chief Executive Officer  (or the equivalent thereof)

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

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

Date: February 17, 2003

/s/ Stephen H. Durland
-------------------------------------
Stephen H. Durland
Chief Financial Officer  (or the equivalent thereof)