Form 10QSB
period 2003-03-31
OCEAN RESOURCES INC
filed 2003-05-20
CIK 1114222

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2003

Commission file no.:   000-49750


                              Ocean Resources, Inc.
              ----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                               33-0857223
------------------------------------                     -----------------------
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                               Identification No.)

P.O. Box 1175
Palm Beach, Florida                                               33480
----------------------------------------                 -----------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (561) 822-9995

Securities registered under Section 12(b) of the Act:

     Title of each class                              Name of each exchange
                                                       on which registered
         None                                                  None
-------------------------------                    -----------------------------

Securities registered under Section 12(g) of the Act:

                    Common Stock, $0.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:
                                      Mintmire & Associates
                                      265 Sunrise Avenue, Suite 204
                                      Palm Beach, FL 33480
                                      Tel: (561) 832-5696
                                      Fax: (561) 659-5371

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  [X]   No [_]


     As of March 31, 2003, there were 25,008,407 shares of voting stock of the registrant issued and outstanding.

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

Consolidated Statements of Stockholders' Deficit.............................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                              Ocean Resources, Inc.
                           Consolidated Balance Sheets



                                                                              Nine Months
                                                                                 Ended          Year Ended
                                                                             March 31, 2003    June 30, 2002
                                                                           ------------------ --------------
                                                                            (unaudited)
     ASSETS
CURRENT ASSETS
   Cash                                                                    $                0 $        6,689
   Accounts receivable                                                                     96            619
                                                                           ------------------ --------------

           Total Current Assets                                                            96          7,308
                                                                           ------------------ --------------

PROPERTY AND EQUIPMENT
   Equipment                                                                          182,684        609,806

      Less: Accumulated depreciation                                                  (31,995)      (110,936)
                                                                           ------------------ --------------

            Total Property and Equipment                                              150,689        498,870
                                                                           ------------------ --------------

Total Assets                                                               $          150,785 $      506,178
                                                                           ================== ==============

     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Bank overdraft                                                          $           26,313 $            0
   Accounts payable                                                                   203,172         95,255
   Accrued salaries                                                                   165,658              0
   Short-term loans                                                                    56,176        891,518
                                                                           ------------------ --------------

            Total Current Liabilities                                                 451,319        986,773
                                                                           ------------------ --------------

Total Liabilities                                                                     451,319        986,773
                                                                           ------------------ --------------

STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value, authorized 20,000,000 shares;
     none issued                                                                            0              0
   Common stock, $0.0001 par value, authorized 150,000,000 and
     1,000,000 shares; 25,008,407 issued and outstanding                                2,500          2,500
   Additional paid-in capital                                                          (2,149)        (2,150)
   Accumulated comprehensive income (loss)                                            (35,175)       (25,371)
   Accumulated deficit                                                               (265,710)      (455,574)
                                                                           ------------------ --------------

            Total Stockholders' Deficit                                              (300,534)      (480,595)
                                                                           ------------------ --------------

Total Liabilities and Stockholders' Deficit                                $          150,785 $      506,178
                                                                           ================== ==============









     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
       Consolidated Statements of Operations and Comprehensive Operations
                                   (Unaudited)




                                                       Three Months Ended                    Nine Months Ended
                                                            March 31,                            March 31,
                                               ----------------------------------- --------------------------------------
                                                    2003              2002                2003               2002
                                               --------------- ------------------- ------------------ -------------------

REVENUES                                       $             0 $                 0 $          525,069 $           503,245

COST OF SALES                                              354              52,731            471,837             348,831
                                               --------------- ------------------- ------------------ -------------------

          Gross margin                                    (354)            (52,731)            53,232             154,414
                                               --------------- ------------------- ------------------ -------------------

OPERATING EXPENSES
   Salaries                                             75,000                   0            165,658                   0
   General and administrative                           68,432              20,440            214,023             187,868
   Depreciation                                          3,618               9,026             29,138              34,522
                                               --------------- ------------------- ------------------ -------------------

          Total operating expenses                     147,050              29,466            408,819             222,390
                                               --------------- ------------------- ------------------ -------------------

Operating income (loss)                               (147,404)            (82,197)          (355,587)            (67,976)
                                               --------------- ------------------- ------------------ -------------------

OTHER INCOME (EXPENSE)
   Interest income                                           0                   1                  0                  11
   Gain (loss) on sale of fixed assets                 545,451                   0            545,451                (574)
   Foreign currency transaction gain (loss)                  0                   0                  0                   0
                                               --------------- ------------------- ------------------ -------------------

          Total other income (expense)                 545,451                   1            545,451                (563)
                                               --------------- ------------------- ------------------ -------------------

Net income (loss)                                      398,047             (82,196)           189,864             (68,539)

Other comprehensive income (loss)
   Foreign currency translation gain (loss)             12,025               4,075             (9,804)             (4,226)
                                               --------------- ------------------- ------------------ -------------------

Comprehensive income (loss)                    $       410,072 $           (78,121)$          180,060 $           (72,765)
                                               =============== =================== ================== ===================

Net loss per weighted average share, basic     $          0.02 $           (109.60)$             0.01 $            (91.38)
                                               =============== =================== ================== ===================

Weighted average number of shares                   25,008,407                 750         25,008,407                 750
                                               =============== =================== ================== ===================






     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
                Consolidated Statements of Stockholders' Deficit



                                                                                       Accumulated
                                               Number                      Additional     Comp.                      Total
                                                 of    Preferred   Common    Paid-in      Income    Accumulated  Stockholders'
                                               Shares     Stock     Stock    Capital      (Loss)       Deficit      Deficit
                                            ---------- --------- --------- --------- -------------- ----------- -------------

BEGINNING BALANCE,
June 30, 2000                                        0 $       0 $       0 $       0 $            0 $         0 $           0

Year Ended June 30, 2001:
   Shares issued for cash                          750         0       151         0              0           0           151
   Other comprehensive income (loss)                 0         0         0         0          6,167           0         6,167

Net loss                                             0         0         0         0              0    (191,916)     (191,916)
                                            ---------- --------- --------- --------- -------------- ----------- -------------

BALANCE, June 30, 2001                             750         0       151         0          6,167    (191,916)     (185,598)

Year Ended June 30, 2002:
   Reverse merger                           10,741,636         0       922      (723)             0           0           199
   Shares contributed to the company        (7,400,000)        0      (740)      740              0           0             0
   7.5 for 1 forward split                  21,666,021         0     2,167    (2,167)             0           0             0
   Other comprehensive income (loss)                 0         0         0         0        (31,538)          0       (31,538)

Net loss                                             0         0         0         0              0    (263,658)     (263,658)
                                            ---------- --------- --------- --------- -------------- ----------- -------------

BALANCE, June 30, 2002                      25,008,407         0     2,500    (2,150)       (25,371)   (455,574)     (480,595)

Nine Months Ended March 31, 2003: unaudited
   Other comprehensive income (loss)                 0         0         0         0         (9,804)          0        (9,804)

Net income                                           0         0         0         0              0     189,864       189,864
                                            ---------- --------- --------- --------- -------------- ----------- -------------

ENDING BALANCE, March 31, 2003,
unaudited                                   25,008,407 $       0 $   2,500 $  (2,150)$      (35,175)$  (265,710)$    (300,535)
                                            ========== ========= ========= ========= ============== =========== =============









     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
                      Consolidated Statements of Cash Flows
                           Nine Months Ended March 31,
                                   (Unaudited)



                                                                                     2003           2002
                                                                                -------------   ------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net income (loss)                                                               $     189,864   $    (68,539)
Adjustments to reconcile net loss to net cash used for development activities
   Depreciation                                                                        29,138         34,522
   (Gain) loss on sale of fixed assets                                               (545,451)           574
Change in assets and liabilities
   (Increase) decrease in accounts receivable                                             538         44,120
   Increase (decrease) in accrued salaries                                            165,658              0
   Increase (decrease) in accounts payable                                            106,764        (21,899)
                                                                                -------------   ------------

Net cash used by development activities                                               (53,489)       (11,222)
                                                                                -------------   ------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                       0        (51,349)
   Disposal of property and equipment                                                       0            576
                                                                                -------------   ------------

Net cash used by investing activities                                                       0        (50,773)
                                                                                -------------   ------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from cash overdraft                                                        26,204              0
   Proceeds from short-term loan                                                       32,080         38,253
   Payments on short-term debt                                                              0              0
   Stock sold for cash                                                                      0              0
                                                                                -------------   ------------

Net cash provided by financing activities                                              58,284         38,253
                                                                                -------------   ------------

Effect of exchange rates on cash                                                      (11,484)          (103)
                                                                                -------------   ------------

Net increase (decrease) in cash                                                        (6,689)       (23,845)

CASH, beginning of period                                                               6,689         28,418
                                                                                -------------   ------------

CASH, end of period                                                             $           0   $      4,573
                                                                                =============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Non-Cash Financing Activities:
     None











     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
                   Notes to Consolidated Financial Statements
                   (Information with regard to the nine months ended March 31, 2003 and 2002 is unaudited)


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

     e) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the 10% declining balance method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $29,138 and $34,522 for the nine months ended March 31, 2003 and 2002, respectively.

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

                              Ocean Resources, Inc.
                   Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Principles (Continued)

     h) Interim financial information The financial statements for the nine months ended March 31, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $265,700, expiring ($189,900), $263,900, $191,700 at June 30, 2023, 2022 and 2021,
     respectively.

     The amount recorded as deferred tax assets as of March 31, 2003 is $66,425, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $265,700 for the period since inception ended March 31, 2003. The ability of the Company to continue as a going concern is dependent upon commencing profitable operations and obtaining additional capital and financing. The Company expects to raise additional funds via a private placement of either equity or debt. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(5) Short-Term Note Payable In fiscal 2001, the Company's subsidiary received a $672,000 short-term, non-interest bearing demand loan from a third party. During fiscal 2002, unrelated parties loaned the Company approximately $263,000 as short-term, non-interest bearing demand notes. In the first half of fiscal 2003, the Company received approximately $32,000 as short-term, non-interest bearing demand notes. On January 17, 2003, the Company, through its wholly-owned subsidiary Danepath, Ltd., entered into a Settlement Agreement with RMS Titanic, Inc., Argosy International, Ltd. and Graham Jessop. Under the terms of this Agreement, Danepath transferred the SV Explorer, a salvage vessel, to RMS Titanic in exchange for the cancellation of a short-term debt owed by Danepath to RMS Titanic. The Company carried the Explorer at a net book value of $348,657. The debt owed to RMS Titanic was $907,505 at December 31, 2002. As a result of this Agreement, the Company recorded a net gain of $545,451 in its third quarter financials.

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

                              Ocean Resources, Inc.
                   Notes to Consolidated Financial Statements


(6) Commitments and Contingencies (Continued) equipment expertise. IRG is required to raise sufficient funds to fund the Joint Venture's expenses. The Company had planned to utilize the SV Explorer for this Joint Venture, however since the Company no longer owns the Explorer, (see note 8), the Company will rent another salvage vessel in its place.

(7) Related Parties In March 2002, Argosy International, LLC assigned its membership interest in IRG to Titanic Explorations, Ltd., (TEL), a now wholly owned subsidiary of the Company.

(8) Fixed Asset Disposal On January 17, 2003, the Company, through its wholly-owned subsidiary Danepath, Ltd., entered into a Settlement Agreement with RMS Titanic, Inc., Argosy International, Ltd. and Graham Jessop. Under the terms of this Agreement, Danepath transferred the SV Explorer, a salvage vessel, to RMS Titanic in exchange for the cancellation of a short-term debt owed by Danepath to RMS Titanic. The Company carried the Explorer at a net book value of $348,657. The debt owed to RMS Titanic was $907,505 at December 31, 2002. As a result of this Agreement, the Company will recorded a net gain of $545,451 in its third quarter financials.

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

Discussion and Analysis

     The Company was originally incorporated as Clip 'N Pierce Fashions, Inc. on April 14, 1999. It changed its name to the current name in connection with the acquisition of Danepath Ltd., a United Kingdom company ("Danepath") and Titanic Explorations Limited (BVI), a British Virgin Islands company ("TEL") on April 22, 2002 (the "Agreement"). The Company's common stock is presently quoted on the Over the Counter Bulletin Board. Its executive offices are presently located at the office of its Chief Financial Officer, Stephen Durland at P.O. Box 1175, Palm Beach, Florida 33480. Its telephone number is (561) 822-9995 and its facsimile number is (561) 822-9942.

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

Results of Operations -For the Three Months Ending March 31, 2003 and 2002

Financial Condition, Capital Resources and Liquidity

     In the third quarter ended March 31, 2003 and 2002 the Company recorded revenues of $0 and $0, respectively.

     In the third quarter ended March 31, 2003 and 2002 the Company had salary expenses of $75,000 and $0, respectively. In October 2002, the Board of Directors approved three year employment agreements for the Company's President and CFO. These agreements call for salaries of $15,000 and $10,000 per month, beginning on September 1, 2002.

     In the third quarter ended March 31, 2003 and 2002, the Company had, on a consolidated basis, general and administrative expenses of $68,400 and $20,400, respectively. The majority of the $48,000 increase is related to professional fees as a result of the Company being a public company.

     In the third quarter ended March 31, 2003 and 2002, the Company had, on a consolidated basis, total operating expenses of $147,100 and $29,500, respectively. The $118,000 increase is primarily due to the new employment agreements and professional fees.

Net Income/Loss

     In the third quarter ended March 31, 2003 and 2002, the Company reported a net income and loss from operations, excluding foreign currency translation, of $410,400 and ($78,100), respectively. The 2003 net income is entirely attributable to the gain on retiring the debt from RMS Titanic, Inc. in exchange for the SV Explorer, which was a non-cash transaction.

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

Results of Operations -For the Nine Months Ending March 31, 2003 and 2002

Financial Condition, Capital Resources and Liquidity

     For the nine months ended March 31, 2003 and 2002 the Company recorded revenues of $525,100 and $503,200, respectively.

     For the nine months ended March 31, 2003 and 2002 the Company had salary expenses of $165,700 and $0, respectively. In October 2002, the Board of Directors approved three year employment agreements for the Company's President and CFO. These agreements call for salaries of $15,000 and $10,000 per month, beginning on September 1, 2002.

     For the nine months ended March 31, 2003 and 2002, the Company had, on a consolidated basis, general and administrative expenses of $214,000 and $187,900, respectively. The $26,000 increase is primarily due to professional fees related to being a public company.

     For the nine months ended March 31, 2003 and 2002, the Company had, on a consolidated basis, total operating expenses of $355,600 and $222,400, respectively. The $133,000 increase is primarily due to the new employment agreements.

Net Income / Loss

     For the nine months ended March 31, 2003 and 2002, the Company reported a net income and loss from operations, excluding foreign currency translation, of $189,900 and ($68,500), respectively. The 2003 net income is entirely attributable to the gain on retiring the debt from RMS Titanic, Inc. in exchange for the SV Explorer, which was a non-cash transaction.

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

Employees

     At March 31, 2003, the Company had a total of 2 employees. None are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed.

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

     None.

Item 3. Defaults in Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted,  during the quarter ending March 31, 2003, covered
by  this  report,  to  a  vote  of  the  Company's  shareholders,   through  the
solicitation of proxies or otherwise.

Item 5. Other Information

     On January 17, 2003, the Company, through its wholly-owned subsidiary, Danepath, Ltd., entered into a settlement agreement with RMS Titanic, Inc., Argosy International, Inc. and Graham Jessop. Under the terms of this agreement, Danepath transferred the SV Explorer, a salvage vessel, to RMS Titanic, in exchange for the cancellation of short-term debt owed by Danepath to RMS Titanic. The Company carried the Explorer at a net book value of $348,657 and the debt owed to RMS Titanic was $907,505 at December 31, 2002.As a result of this agreement the Company recorded a net gain of $545,450 in its third quarter financials.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.   Description
---------     -----------------------
10.1          Settlement Agreement between Danepath, Ltd., RMS Titanic, Inc.,
              Argosy International, Ltd. and Graham Jessop.

10.2          Employment Agreement of Graham Jessop

10.3          Employment Agreement of Stephen H. Durland

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



                              Ocean Resources, Inc.
                                  (Registrant)



Date: May 17, 2003    By:/s/ Graham Jessop
                      ----------------------------------------
                      Graham Jessop, Chairman, Chief Executive
                      Officer and President

                      By:/s/ Stephen Durland
                      ----------------------------------------
                      Stephen Durland, Chief Financial Officer

                                 Certifications

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

Date: May 17, 2003

/s/ Graham Jessop
Graham Jessop
Chief Executive Officer (or equivalent)

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

Date: May 17, 2003

/s/ Stephen H. Durland
Stephen H. Durland
Chief Financial Officer (or equivalent)