Form 10KSB
period 2003-06-30
OCEAN RESOURCES INC
filed 2003-10-14
CIK 1114222

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No.  000-49750

                              Ocean Resources, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

         Delaware                                              33-0857223
-------------------------------                         ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                               Identification No.)

2705 Canton Street
Dallas, Texas                                                   75226
-------------------------------                         ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number: (469) 227 7806


Securities registered under Section 12(b) of the Exchange Act:

    Title of each class                                 Name of each exchange
                                                        on which registered
          None
-----------------------------                           ------------------------


Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                            -----------------------
                                (Title of class)


Copies of Communications Sent to:

                                Roger A. Crabb, Esq.
                                Scheef & Stone, LLP
                                5956 Sherry Lane, Suite 1400
                                Dallas, Texas 75225
                                Phone: (214) 706 4200 Fax: (214) 706 4242

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State registrant's revenues for its most recent fiscal year. $528,915.

Of the 27,767,892 shares of voting stock of the registrant issued and outstanding as of June 30, 2003, 10,064,127 shares are held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2003 was $1,710,902.

                                     PART I

This Annual Report on Form 10-KSB contains forward-looking statements. The statements regarding Ocean Resources, Inc. and its subsidiaries contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this report and in our "Risk Factors" in Item 1. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

Item 1. Description of Business

(a) Business Development

Ocean Resources, Inc. (the "Company") was incorporated in the State of Delaware on April 14, 1999. The Company was originally incorporated as Clip 'N Pierce Fashions, Inc., and changed its name to Ocean Resources, Inc. in connection with an April 22, 2002 agreement (the "Agreement") involving the acquisition of Danepath Ltd., a United Kingdom company ("Danepath") and Titanic Explorations Limited (BVI), a British Virgin Islands company ("Titanic Explorations"). The Company's common stock is presently quoted on the Over the Counter Bulletin Board. Its executive offices are presently located at the office of its Chief Executive Officer, Dennis McLaughlin at 2705 Canton Street, Dallas, Texas. Its telephone number is (469) 227-7806 and its facsimile number is (469) 227-7955.

The Company was initially formed with the contemplated purpose of designing, manufacturing and marketing a line of jewelry products. The incorporator was unable to implement the proposed business plan. Consequently, the Company's business focus changed to deep water exploration and recovery at the time it acquired Danepath and Titanic Explorations.

In April 2002, pursuant to the Agreement, the Company acquired all of the issued and outstanding shares of Danepath and Titanic Explorations from Argosy International, Ltd., a Turks and Caicos Islands corporation affiliated with Graham Jessop, an officer and director of the Company, in exchange for a total of 2,333,334 shares of common stock of the Company. As a result, Danepath and Titanic Explorations became wholly-owned subsidiaries of the Company. Also in connection with the Agreement, Ed Myers, former sole officer of the Company, agreed to surrender 7,400,000 restricted shares back to the Company. The Company relied upon Section 4(2) of the Act and the 506 Exemption for the share issuance to Argosy. No state exemption was required, as the issuance was to a foreign entity. See Part III, Item 12, entitled "Certain Relationships and Related Transactions."

In May 2002, when the Company amended its Certificate of Incorporation to change its name to Ocean Resources, Inc., the Company also increased its number of authorized shares to one hundred fifty million (150,000,000) shares of common stock with a par value of $.0001 per share.

The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder (the "Rule 506" exemption) for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks the prospective investment, or the issuer reasonably believed immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

In June 2002, the Company conducted a 7.5 for 1 forward share split.

In September 2002, the Company issued 60,000 shares of its restricted common stock to IC Capital, LLC, which had been engaged to perform investor relations consulting on behalf of the Company. For such offering, the Company relied upon
Section 4(2) of the Act, the 506 Exemption and Section 11.602 of the Maryland Code, although the Company failed to file any form with the Office of Maryland Attorney General, Division of Securities.

(b) Business of Issuer

The Company has previously been engaged, and will continue to engage in the business of deep water research, exploration, survey, and recovery operations of valuable shipwrecks throughout the world. Through its Vice President of Salvage Recovery Operations, noted deep-ocean shipwreck explorer Graham Jessop, the Company has years of collective experience and professional expertise in the fields of research, location, and recovery of shipwreck artifacts and cargo. Consequently, the Company is well-positioned to achieve its goals through the use of technologies, exclusive exploration permits, intelligence of existing shipwreck cargos, proprietary research libraries, and partnerships with third parties that bolster the existing intellectual property of the Company. The Company is focused on producing revenues through the sale of recovered cargo from deep-ocean shipwrecks located in international waters, and has initially targeted wrecks of five World War II-era cargo ships that carried thousands of tons of base, precious, and strategic metals.

Graham Jessop most recently directed and conducted recovery operations for RMS Titanic, Inc., the salvor-in-possession of the RMS Titanic wreck. Mr. Jessop's maritime salvage credentials include the recovery of valuable artifacts from the RMS Titanic, the recovery of $74,000,000 in gold bullion from the wreck of the WWII warship HMS Edinburgh in conjunction with the governments of Great Britain and Russia, and the salvage of the USS John Barry, a WWII Liberty ship which sank in the Persian Gulf with a secret cargo of 1,000 tons of silver ingots and 3 million silver coins.

The  assets  of  Titanic  Explorations,   acquired  in  April  2002,  include  a
proprietary library of research and intelligence on shipwrecks which define the detail of their valuable cargo.

The Company will utilize archival shipwreck research which is proprietary to the Company, as well as research which was developed by Mr. Jessop over a 20-year period. This program of shipwreck research, representing the culmination of a lifetime's work for Mr. Jessop, details hundreds of millions of dollars of valuable cargo and precious metals. In addition, the Company has contractual relationships and partnerships with third party shipwreck researchers within the network of historical maritime and deep-ocean survey communities, which provide a collective base of knowledge from which to launch successful recovery projects.

One of these shipwreck researchers is Blue Water Recoveries Limited, which was instrumental in the 2001 discovery of the HMS Hood in the Denmark Strait and the Bismarck. Determining the precise location of a shipwreck is one of the most difficult aspects of deep-water marine salvage and requires considerable survey and discovery resources. The Company has the unique advantage of having a backlog of shipwreck recovery projects for which the location work has already been completed.

The technologies to be employed by the Company will allow for recovery operations in waters much deeper than previously possible. These technologies include the search and recovery vessel M.V. Northern Horizon, to be acquired by the Company. The M.V. Northern Horizon is a dynamically positioned ship that has seen service on high profile expeditions such as the discoveries of HMS Hood and Bismarck. Additional technologies to be acquired by the Company consist of Remotely Operated Vehicles (ROVs) that operate in depths of up to 5,000 meters, a "grab" technology that is remotely operated, and the latest in sonar and global positioning equipment and software. To place these technologies in perspective, competing marine salvage companies are typically limited to wrecks at depths of less than 2,500 meters.

The Company asserts that the vast majority of shipwreck discoveries have been made in shallow waters (less than 500 feet). The Company's initial projects are concentrated on 20th century shipwrecks whose cargo is well documented, and whose locations are in international deep-ocean waters.

The Company's initial projects are World War II Axis and Allied cargo ships that carried copper, tin, and nickel, as well as metals such as cobalt, silver, and gold that were intended to support the war effort. The Company has a contractual relationship with Blue Water Recoveries Limited, as agents of Valurex, SA, a specialist marine operations company with exceptional expertise in wreck location and survey, who has already located and identified several of these wrecks. Each of the initial targeted wrecks has been fully researched, and contains a documented cargo of metals that the Company will attempt to recover using a high-tech grab recovery system supported by the latest in salvage technology. The combined estimated value of these first five cargos is in excess of $60,000,000.

Deep ocean shipwrecks in international waters present large opportunities for the Company for several reasons. Because of the Company's expertise, shipwrecks that are in depths of up to 6,000 meters are candidates for recovery. To the best of the Company's knowledge, no other marine salvor today operates similar technology in 2,500-meter to 6,000-meter depths.

The M.V. Northern Horizon, to be acquired by the Company, is a dynamically positioned, (DP), ship. This means that the on-board computer system calculates the vessels' position with reference to a global low orbit satellite, (GPS), while at the same time measuring the winds, tides and any other factors that cause the ship to move. Using this information, the computer sends signals to the ship's controls, so they adjust to keep the ship in exactly the same position. The vessels' position is maintained by an array of thrusters throughout the ship which are computer controlled.

Remote operated vehicles are used primarily as observations tools. They can recover small objects from outside of wrecks, but typically they are not used inside the wreck itself, as the risk of loss is very high. The primary ROV used by the Company for surveys and observation is the Abyssub 5000.

Built to operate at a maximum working depth of 5,000 meters, the Abbysub 5000 ROV is deployed from the ship by a reinforced steel umbilical cable. This 45 horsepower vehicle propels itself according to instructions from a pilot on the surface ship. Mounted on the Abyssub 5000 are specialized lights and cameras, which are used to 'see' and create a record of the shipwrecks condition. The Abyssub 5000 ROV has two arms and sonar equipment that are also controlled from the surface ship.

The recovery system will incorporate thrusters for increased maneuverability along with cameras and light systems. The system will utilize the umbilical and winch system from the Abyssub 5000 and be controlled by the Abyssub telemetry systems. Once the grab system is in position over the target cargo area, the grab is lowered and the jaws closed around the target. The entire assembly is then either winched to the surface for unloading or maneuvered to a waiting cargo container on the ocean floor for later recovery

Titanic Explorations, a subsidiary of the Company, is also a 50% participant in International Recovery Group LLC ("IRG"), a joint venture established in March 2002 for the purpose of locating and recovering valuable cargo from various shipwrecks.

Titanic Explorations will contribute expertise to IRG projects and as Project Manager will manage all aspects of recovery operations of all IRG projects. IRG will engage in a minimum of three government projects, the first of which covers the territorial waters of Jamaica and is progressing into the on-site stage. IRG also holds an exclusive license to the proprietary ATLIS technology platform for a minimum of three government projects. The ATLIS technology platform was developed in cooperation with NASA, Georgia Tech, and the Sandia National Laboratories and has the ability to discover and to distinguish between ferrous and non- ferrous anomalies in a salt-water environment. The technology can distinguish gold and silver from iron anchors or cannons. This asset will substantially expedite the discovery and evaluation of shipwreck cargo.

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

On September 8, 2003, the Company entered into a tri-party license agreement with Valurex, SA of the Panama City, Republic of Panama and Blue Water Recoveries Limited of West Sussex, UK. This agreement relates to a commercial cargo ship sunk in 1942 by a German U-Boat. The manifested cargo has an approximate fair market value at current spot prices of approximately $30 million. The manifested cargo includes copper, tin, cobalt, uranium ore, tantalite and cadmium sticks. Under the terms of the agreement, the Company has acquired the rights and information as to the exact location of this wreck, among other good and valuable information. This agreement was contingent upon the payment of a $75,000 license fee, which the Company paid on September 12, 2003. The agreement requires the Company to commence salvage operations within eighteen months. This agreement also gives the Company the first right of refusal to four other wrecks on which the counter parties control information relating to location and cargo. The agreement requires the Company to pay the counter parties $500,000 from the first $1 million of salvage proceeds and 5% of the salvage proceeds thereafter until completion.

Market

The marine salvage industry has recently attracted large media attention with potentially significant recent discoveries. Many scientists and archeologists believe that the oceans hold more valuable metals from sunken ships than remains to be mined on land. This has brought many parties to the oceans to take on high-risk, high-return ventures. This market is driven by changes and advances in technology. ROVs are one of today's top technological advances in this arena as they allow for the recovery and exploration of depths far beyond that of a human. There are only a few of these machines in the marketplace and only a handful possess the ability to travel to the new, un-recovered areas at depths as deep as 6,000 meters below sea level.

Competition

The Company  faces  competition  from  several  companies,  some of which may be large, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition or results of operations.

Currently, the Company's competitors may include: Nauticos Corporation, Columbus America Discovery Group, RMS Titanic, Inc., Deep Sea Explorations, Visa Gold Explorations (operating in Cuban waters), Odyssey Marine Exploration, Inc. and numerous small groups around the world operating on individual sites, such as Treasure Salvors of Key West who continue to search for remains of the Atocha. The most notable of the competitive companies is Odyssey Marine Exploration, Inc. Odyssey Marine Exploration recently brought the industry to the headlines with its project to recover the English warship HMS Sussex, in a joint effort with National Geographic.

The Company has one major competitive advantage to edge nearly all competition. Many of the competitive entities seek to retrieve assets from sunken vessels no deeper than 2,500 meters. However, the Company will acquire an ROV that will reach depths as far as 5,000 meters. This competitive advantage narrows the competition, and also opens up potential recovery projects for the Company that were once thought to be impossible.

Sources and Availability of Equipment

The specialized equipment needed to conduct deepwater exploration and salvage is available only for purchase from a very limited number of third party manufacturers. The cost of this equipment can be extremely high. While the high costs present barriers to entry into the field of underwater exploration for potential competitors, it also translates to large outlays of capital for retrofitting seagoing vessels with the latest technology. Additionally, the Company must rely on a very small number of suppliers and skilled technicians to effectively utilize this equipment. The only alternative is for the Company to rent ships and equipment from third-party owners/operators. Generally, since there is a limited amount of such equipment available for rent, the rental cost is extremely high, potentially greater than purchasing such equipment. In addition, renting equipment does not allow for the development of the technology, as it is owned by a third-party.

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

Patents, Copyrights and Trademarks

The Company intends to protect its intellectual property via patent, copyright and/or trademark filings, as appropriate. It has filed no applications as of this date.

Governmental Regulation

To the extent that the Company engages in shipwreck search and recovery activities in the territorial, contiguous or exclusive economic zones of countries, the Company must comply with applicable regulations and treaties. Prior to engaging in any project, the Company seeks legal advice to ascertain what effect this may have on the financial returns of the operation. This factor is taken into account in determining whether to proceed with a project as planned. In addition, the Convention for the Protection of Underwater Cultural Heritage has recently been adopted by the United Nations Educational, Scientific & Cultural Organization. This Convention could restrict access to historical shipwrecks throughout the world to the extent that it would require compliance with certain guidelines. These guidelines require adherence to strict archaeological practices, and the Company intends to follow these guidelines in all projects to which the guidelines are applicable.

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

Cost of Research and Development

For fiscal year 2003, the Company expended no measurable amount on research and development efforts.

Cost and Effects of Compliance with Environmental Laws

The Company will be subject to environmental laws and regulation by federal, state and local authorities in connection with its planned recovery activities. The Company does not anticipate that the costs to comply with such laws and regulations will have any material effect on the Company's financial position.

Employees and Consultants

At June 30, 2003, the Company employed two (2) persons, choosing to engage other personnel via consulting arrangements. The Company considers its relation with its employees to be excellent. In September 2002, the Company employed Stephen Durland of Durland & Co., CPAs, P.A. to be the Company's Chief Financial Officer.

Since June 30, 2003, the Company has engaged one (1) additional officer/employee and three (3) additional members of the board of directors.

Risk Factors

Investors in shares of the our Common Stock should consider the following risk factors, in addition to other information in this Report:

     1. Special Risks of the Business. An investment in a business such as that of the Company should be considered extremely speculative and very risky. Although we have access to a substantial amount of research and data, the quality and reliability of such research and data, like all research and data of its nature, is unknown. Even if we are able to plan and obtain permits for our various projects, there is a possibility that the shipwrecks may have been salvaged, or may not have had anything of value on board at the time of the sinking. Furthermore, even if objects of believed value are located and recovered, there is the possibility that others, such as private parties and governmental entities, may challenge our rights to the recovered cargo by asserting conflicting claims. Additionally, even if we are successful in locating and retrieving cargo from a shipwreck and establishing good title thereto, there can be no assurance as to the value that such cargo will bring at sale.

     2. Uncertain Reliability of Research and Data. The success of a shipwreck project will be dependent to a substantial degree upon the research and data assimilated by us. By its very nature, however, all such research and data regarding shipwrecks, such as those sought by us, is imprecise, incomplete and unreliable as it is often composed of or affected by numerous assumptions, rumors, "legends," historical and scientific inaccuracies and inaccurate interpretations which have become a part of such research and data over time.

     3. Dependence on Others for Location of Wreck Sites; Access to Recovery Equipment. While the Company owns archival shipwreck research through Titanic Explorations, as well as research which was developed by Mr. Jessop, it will be necessary to contract with third parties such as Blue Water Recoveries for any additional information necessary for the location and recovery of wreck sites. While the Company is currently exploring options for acquisition of the M.V. Northern Horizon, an ROV and other recovery technologies, the Company currently owns none of this exploration and recovery equipment. The ability of the Company to acquire ownership and/or use of specialized recovery equipment is uncertain, and will depend in part on cost, availability and access to sufficient financial resources to acquire ownership and/or use of such equipment.

     4. Dependence on Key Personnel. The Company's success depends in large part on Mr. Graham Jessop, and on the Company's ability to attract and retain technically qualified and highly skilled management, technical, and operational employees. The loss of Mr. Jessop or an inability to attract and retain qualified employees could have a materially adverse impact on the Company and its operations.

     5. Natural Hazards. Underwater recovery operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. Further, such operations may be undertaken more safely during certain months of the year than during others. There can be no assurances that we will be able to conduct our search and/or recovery operations only during such favorable periods. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions in a search area may occur and adversely affect our operations.

     6. Uncertain Title to Objects Recovered. Persons and entities other than the Company may claim title to the shipwrecks. Even if we are successful in locating and recovering shipwrecks, there is no assurance that we will be able to establish our rights to property recovered as against governmental entities, prior owners, insurance companies or others claiming an interest therein.

     7. Uncertain Market for and Value of Recovered Cargo. Even if valuable items can be located and recovered, it is difficult to predict the price that might be realized for these items. The value of the recovered items, particularly precious and strategic metals, will fluctuate. Moreover, the entrance on the market of a large supply of similar items from shipwrecks located and recovered by others could itself depress the market for these items.

     8. Delay in Distribution or Sale of Recovered Objects. The methods and channels, which may be used in the disposition of the recovered items, are
uncertain  at  present  and  may  include  one  or  a  combination   of  several
alternatives. Ready access to buyers for disposition of any artifacts or other valuable items recovered, however, cannot be assured and delays in the disposition of such items are very possible.

     9. Theft. If we locate a shipwreck and assert a valid claim to items of value, there is a risk of theft of such items at sea, both before and after their recovery, by "pirates" or poachers and while in transit to a safe destination.

     10. Competition. There are a number of competing entities engaged in various aspects of the shipwreck business. One or more of these competing entities may locate and recover the shipwreck that we are planning to locate and recover. In addition, these competing entities may be better capitalized and may have greater resources to devote to their pursuit of the shipwreck.

     11. Failure to Obtain Permits. It is possible that we will not be successful in obtaining title to, or permission to excavate the shipwrecks. In addition, permits for the projects may never be issued, and if issued, may not be legal or honored by the entities that issued them.

     12. Need for Additional Capital. The Company has generated modest revenues and is currently exploring financing alternatives. Until we begin to generate revenue from the sale of recovered items, we will need additional capital in order to continue our projects.

     13. Public Market for the Company's Common Stock. Although there is a limited market for our Common Stock, there can be no assurance that such a market can be sustained. The investment community could show little or no interest in the Company in the future. As a result, purchasers of our securities may have difficulty in selling such securities should they desire to do so. The Common Stock currently trades on the OTC Bulletin Board.

     14. Control by Existing Management. The current executive officers and directors of the Company control approximately 34% of our outstanding voting power. Accordingly, the current executive officers and directors do not have the ability to significantly influence the outcome of elections of our directors and other matters presented to a vote of shareholders.

     15. Difficulty Trading "Penny Stocks." Our securities may be subject to a rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers (as defined in the rule) and accredited investors (generally, institutions and, for individuals, an investor with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with such investor's spouse). For transactions covered by this rule, the broker-dealer must make a special
suitability   determination  for  the  purchaser  and  must  have  received  the purchaser's written consent to the transaction prior to the purchase. Consequently, many brokers may be unwilling to engage in transactions in our securities because of the added disclosure requirements, thereby making it more difficult for shareholders to resell Common Stock.


Item 2. Description of Property

The Company maintains its executive offices at the office of its Chief Executive Officer, Dennis McLaughlin, at 2705 Canton Street, Dallas, Texas 75226. Its telephone number is (469) 227-7806 and its facsimile number is (469) 227-7955. The Company owns no real property or personal property other than a proprietary library of research and intelligence on shipwrecks. In May 2002, Danepath leased storage space in England. The cost is approximately $400 per month and is a tenancy at will.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders for a vote during the fiscal year ended June 30, 2003.

Item 5. Market for Common Equity and Related Stockholder Matters.

Shares of the Company's common stock are quoted on the Over the Counter Bulletin Board under the symbol "OCRI."

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

As of June 30, 2003, there were 52 holders of record of the Company's common stock.

As of June 30, 2003, the Company had 27,767,892 shares of its common stock issued and outstanding, 17,500,005 of which were restricted Rule 144 shares and 7,508,402 of which were free-trading. Of the Rule 144 shares, none have been held by affiliates of the Company for more than one (1) year.

The high, low and average bid information for the Company's common stock for each quarter are as follows:


Quarter                 High Bid          Low Bid          Average Bid
------------------      ---------         -------          ------------
First Quarter 2003       $3.25             $0.03             $1.19
Second Quarter 2003      $2.00             $0.30             $0.80
Third Quarter 2003       $0.70             $0.16             $0.41
Fourth Quarter 2003      $0.38             $0.16             $0.24

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

Such factors include those  identified  under the heading "Risk Factors" in item
1.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward- looking statements contained herein to reflect future events or developments.

(b) Results of Operations

For the Years Ended June 30, 2003 and 2002

Financial Condition, Capital Resources and Liquidity

For the years ended June 30, 2003 and 2002, the Company recorded revenues of $528,915 and $505,650 respectively. The increase of $23,265 is due to increased usage of the vessel SV Explorer, formerly owned by the Company. For the years ended June 30, 2003 and 2002, the Company had cost of sales of $475,292 and

$425,928 respectively. The increase of $49,364 is to increased usage of the vessel. For the years ended June 30, 2003 and 2002, the Company recorded gross margin of $53,623 and $79,722, respectively. The decrease of $26,099, is primarily due to increased maintenance and crew expenses.

For the years ended June 30, 2003 and 2002, the Company had, on a consolidated basis, general and administrative expenses of $991,655 and $290,798, respectively. The increase of $700,857 is due primarily to increased professional fees and stock issued for services in lieu of cash, which expenses are primarily the result of the Company being a publicly traded company.

For the years ended June 30, 2003 and 2002, the Company had on a consolidated basis total operating expenses of $1,024,559 and $342,815, respectively. The increase of $681,744 is due primarily to increased professional fees and stock issued for services in lieu of cash, which expenses are primarily the result of the Company being a publicly traded company.

Net Losses

For the years ended June 30, 2003 and 2002, the Company reported a net loss from operations excluding currency translation of $560,139 and $263,658 respectively. The increase of $296,481 is the result of the increase of general and administrative expenses and write-off of property and equipment, less the gain on sale of fixed assets.

At June 30, 2003, the Company had assets totaling $1,490 and an accumulated net loss of $1,015,700.

Liquidity/Working Capital

At June 30, 2003, the Company had $543,644 working capital deficit compared to $979,465 at June 30, 2002. The decrease of $435,821 is primarily due to the disposal of the vessel SV Explorer in exchange for the forgiveness of outstanding debt.

There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

The Company is currently evaluating its options for raising additional working capital via a private placement of either debt or equity.


Net Operating Loss Carry-forwards

The Company has net operating loss carry-forwards of approximately $1,015,700 expiring $560,100, $191,900, and $263,700 at June 30, 2023, 2022, and 2021,
respectively. The Company has a $355,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

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

                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report.................................................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations and Comprehensive Operations...........F-4

Consolidated Statements of Stockholders' Deficit.............................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Ocean Resources, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Ocean Resources, Inc., as of June 30, 2003 and June 30, 2002, and the related consolidated statements of operations and comprehensive operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocean Resources, Inc., as of June 30, 2003 and June 30, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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


/s/Kempisty & Company, CPA, P.C.
Kempisty & Company
Certified Public Accountants, P.C.

New York, New York
October 14, 2002

                              Ocean Resources, Inc.
                           Consolidated Balance Sheets
                                    June 30,




                                                                                     2003               2002
                                                                              ------------------ ------------------
                                    ASSETS
CURRENT ASSETS
   Cash                                                                       $                0 $            6,689
   Accounts receivable                                                                       538                619
   Prepaid expenses                                                                          952                  0
                                                                              ------------------ ------------------

           Total Current Assets                                                            1,490              7,308
                                                                              ------------------ ------------------

PROPERTY AND EQUIPMENT
   Equipment                                                                                   0            609,806
      Less: Accumulated depreciation                                                           0           (110,936)
                                                                              ------------------ ------------------

            Total Property and Equipment                                                       0            498,870
                                                                              ------------------ ------------------

Total Assets                                                                  $            1,490 $          506,178
                                                                              ================== ==================

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Bank overdraft                                                             $           36,558 $                0
   Accounts payable                                                                      250,527             95,255
   Accrued expenses                                                                        8,853                  0
   Accrued salaries                                                                      225,658                  0
   Short-term loans                                                                       23,538            891,518
                                                                              ------------------ ------------------

            Total Current Liabilities                                                    545,134            986,773
                                                                              ------------------ ------------------

Total Liabilities                                                                        545,134            986,773
                                                                              ------------------ ------------------

STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value, authorized 20,000,000 shares;
     none issued                                                                               0                  0
   Common stock, $0.0001 par value, authorized 150,000,000 and
      27,777,892 and 25,008,407 issued and outstanding, respectively                       2,777              2,501
  Additional paid-in capital                                                             505,601             (2,150)
  Accumulated comprehensive income (loss)                                                (36,310)           (25,372)
  Accumulated deficit                                                                 (1,015,712)          (455,574)
                                                                              ------------------ ------------------

            Total Stockholders' Deficit                                                 (543,644)          (480,595)
                                                                              ------------------ ------------------

Total Liabilities and Stockholders' Deficit                                   $            1,490 $          506,178
                                                                              ================== ==================








     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
       Consolidated Statements of Operations and Comprehensive Operations
                              Years Ended June 30,



                                                                                    2003                2002
                                                                             ------------------- ------------------
REVENUES                                                                     $           528,915 $          505,650

COST OF SALES                                                                            475,292            425,928
                                                                             ------------------- ------------------

          Gross margin                                                                    53,623             79,722
                                                                             ------------------- ------------------

OPERATING EXPENSES
   General and administrative                                                            991,655            290,798
   Depreciation                                                                           32,904             52,017
                                                                             ------------------- ------------------

          Total operating expenses                                                     1,024,559            342,815
                                                                             ------------------- ------------------

Operating income (loss)                                                                 (970,936)          (263,093)
                                                                             ------------------- ------------------

OTHER INCOME (EXPENSE)
   Interest income                                                                             3                 12
   Gain (loss) on sale of fixed assets                                                   549,446               (577)
   Write-off of fixed assets                                                            (138,652)                 0
                                                                             ------------------- ------------------

          Total other income (expense)                                                   410,797               (565)
                                                                             ------------------- ------------------

Net loss                                                                                (560,139)          (263,658)

Other comprehensive income (loss)
   Foreign currency translation gain (loss)                                              (10,938)           (31,539)
                                                                             ------------------- ------------------

Comprehensive loss                                                           $          (571,077)$         (295,197)
                                                                             =================== ==================

Net loss per weighted average share, basic                                   $             (0.02)$           (0.01)
                                                                             =================== ==================

Weighted average number of shares                                                     27,777,892         25,008,407
                                                                             =================== ==================












     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
                Consolidated Statements of Stockholders' Deficit



                                                                                    Accumulated
                                        Number                           Additional    Comp.                       Total
                                           of      Preferred   Common     Paid-in     Income      Accumulated  Stockholders'
                                        Shares       Stock      Stock     Capital      (Loss)       Deficit       Deficit
                                       ----------- ---------- --------- ---------- ------------- ------------ --------------
BEGINNING BALANCE,
June 30, 2001                                  750 $        0 $     151 $        0 $       6,167 $   (263,659)$     (257,341)

Year Ended June 30, 2002:
   Reverse merger                       10,741,636          0       923       (723)            0            0            200
   Shares contributed to the company    (7,400,000)         0      (740)       740             0            0              0
   7.5 for 1 forward split              21,666,021          0     2,166     (2,166)            0            0              0
   Other comprehensive income (loss)             0          0         0          0       (31,539)           0        (31,539)

Net loss                                         0          0         0          0             0     (191,915)      (191,915)
                                       ----------- ---------- --------- ---------- ------------- ------------ --------------

BALANCE, June 30, 2002                  25,008,407          0     2,500     (2,149)      (25,372)    (455,574)      (480,595)

Year Ended June 30, 2003:
   Shares issued for services            2,769,485          0       277    507,750             0            0        508,027
   Other comprehensive income (loss)             0          0         0          0       (10,938)           0        (10,938)

Net loss                                         0          0         0          0             0     (560,139)      (560,139)
                                       ----------- ---------- --------- ---------- ------------- ------------ --------------

ENDING BALANCE, June 30, 2002           27,767,892 $        0 $   2,777 $  505,601 $     (36,310)$ (1,015,713)$     (543,645)
                                       =========== ========== ========= ========== ============= ============ ==============






















     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
                      Consolidated Statements of Cash Flows
                              Years Ended June 30,




                                                                                       2003                2002
                                                                                 ----------------   ------------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
Net loss                                                                         $       (560,139)  $         (263,658)
Adjustments to reconcile net loss to net cash used for development activities
   Depreciation                                                                            32,904               52,017
   Common stock issued for services                                                       250,500                    0
   Common stock issued for goods                                                          257,527                    0
   Gain on disposal of fixed assets                                                      (549,446)                   0
   Write-off of fixed assets                                                              138,652                    0
Change in assets and liabilities
   (Increase) decrease in accounts receivable                                                 122               44,764
   (Increase) decrease in other assets                                                       (952)                   0
   Increase (decrease) in accounts payable                                                152,802               40,734
   Increase (decrease) in accrued expenses                                                  8,853                    0
   Increase (decrease) in accrued payroll                                                 225,658                    0
                                                                                 ----------------   ------------------

Net cash used by development activities                                                   (43,519)            (126,143)
                                                                                 ----------------   ------------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                           0              (51,423)
   Disposal o f property and equipment                                                          0                  721
                                                                                 ----------------   ------------------

Net cash used by investing activities                                                           0              (50,702)
                                                                                 ----------------   ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from bank overdraft                                                            35,109                    0
   Proceeds from short-term loan                                                           22,605              146,415
   Stock sold for cash                                                                          0                    0
                                                                                 ----------------   ------------------

Net cash provided by financing activities                                                  22,605              146,415
                                                                                 ----------------   ------------------

Effect of exchange rates on cash                                                           14,225                8,701
                                                                                 ----------------   ------------------

Net increase (decrease) in cash                                                            (6,689)             (21,729)

CASH, beginning of period                                                                   6,689               28,418
                                                                                 ----------------   ------------------

CASH, end of period                                                              $              0   $            6,689
                                                                                 ================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Non-Cash Financing Activities:       None










     The accompanying notes are an integral part of the financial statements

                              Ocean Resources, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles.
     The Company Ocean Resources, Inc., is a Delaware chartered corporation which conducts business from its headquarters in Dallas, Texas. The Company was incorporated on April 14, 1999. On May 23, 2002, the Company changed its name to Ocean Resources, Inc.

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

     The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Use of estimates. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

     b) Significant acquisitions. On April 22, 2002, the Company entered into an agreement to acquire 100% of the issued and outstanding common shares of Danepath, Ltd., a United Kingdom company, and Titanic Explorations, Ltd.,
     (TEL), a British Virgin Islands Company, in exchange for 2,333,334 shares of common stock of the Company, in a reverse merger, which is accounted for as a recapitalization of Danepath and TEL.

     c) Principles of consolidation. The consolidated financial statements include the accounts of Ocean Resources, Inc. and its subsidiaries. Inter-company balances and transactions have been eliminated. The historical financial statements of Danepath have been presented for the period prior to the reverse merger.

     d) Net loss per share. Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

     e) Property and equipment. All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the 10% declining balance method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred. Depreciation expense was $32,904 and $52,017 for the years ended June 30, 2003 and 2002, respectively. On June 30, 2003, the Company elected to write-off its remaining property and equipment, as most of the property and equipment had been in use or stored on the SV Explorer. Although this property and equipment was not specified as part of the agreement under which the SV Explorer was exchanged for debt owed to RMS Titanic, Inc., RMST has held that any and all property and equipment on the Explorer at the time of the exchange is now property of RMST. The Company does not believe that the value of the property and equipment is sufficient to warrant any expenditure to dispute the RMST stance, therefore it wrote-off the balance.

     f) Foreign currency transaction and translation gains(losses.) The principal operations of the Company are located in the United Kingdom, or at sea in international waters. On a consolidated basis the Company's reporting currency is the US Dollar.

     g) Comprehensive income. The Company reports comprehensive income in accordance with FASB Statement No. 130. "Reporting Comprehensive Income". This statement establishes standards for reporting comprehensive income in financial statements. Material components of Accumulated Other Comprehensive

                              Ocean Resources, Inc.
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Principles, (continued.)
     g) Comprehensive income, (continued.) Income must also be disclosed. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to the results or financial position of the Company. Accordingly, Comprehensive Income is included in the Statement of Operations, while Accumulated Other Comprehensive (Loss) Income is included in the Shareholders' Deficit section of the balance Sheet. Amounts are reported net of tax and include gains and losses on foreign currency translation adjustments.

(2) Stockholders' Equity. The Company has authorized 150,000,000 shares of $0.0001 par value common stock and 20,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 8,400,000 and no shares of common and preferred stock, respectively, issued and outstanding at June 30, 2001. On April 22, 2002, the Company issued 2,333,333 shares of common stock to effect the reverse acquisition of Danepath and TEL. On April 22, 2002, 7,400,000 shares of common stock were contributed back to the Company. On June 27, 2002, the Company completed a
     7.5 for 1 forward split of its common stock. In March, May and June 2003, the Company issued 1,009,485 shares of common stock in payment of vendor invoices totaling $257,527, or $0.26 per share, and 1,760,000 shares of common stock in exchange for services valued at $250,500, or $0.14 per share.

(3) Income Taxes. Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $1,015,700, expiring $560,100, $254,000, $263,700 at June 30, 2023, 2022 and 2021, respectively.

     The amount recorded as deferred tax assets as of June 30, 2003 is $355,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,015,700 for the period since inception ended June 30, 2003. The ability of the Company to continue as a going concern is dependent upon commencing profitable operations and obtaining additional capital and financing. The Company expects to raise additional funds via a private placement of either equity or debt. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(5) Short-Term Note Payable. In fiscal 2001, the Company's subsidiary received a $672,000 short-term, non-interest bearing demand loan from a third party. During fiscal 2002, unrelated parties loaned the Company approximately $263,000 as short-term, non-interest bearing demand notes. In the first half of fiscal 2003, the Company received approximately $32,000 as short-term, non-interest bearing demand notes. On January 17, 2003, the Company, through its wholly-owned subsidiary Danepath, Ltd., entered into a Settlement Agreement with RMS Titanic, Inc., Argosy International, Ltd. and Graham Jessop. Under the terms of this Agreement, Danepath transferred the SV Explorer, a salvage vessel, to RMS Titanic in exchange for the cancellation of a short-term debt owed by Danepath to RMS Titanic. The Company carried the Explorer at a net book value of $348,657. The debt owed to RMS Titanic was $907,505 at December 31, 2002. As a result of this Agreement, the Company recorded a net gain of $545,451 in its third quarter financials.

(6) Commitments and Contingencies. The Company currently leases warehouse space in the United Kingdom on a month-to-month basis, at a rate of approximately $455 per month, or $5,460 per year.

                              Ocean Resources, Inc.
                   Notes to Consolidated Financial Statements





(6) Commitments and Contingencies, (continued.) Under the terms of the Joint Venture, International Recovery Group, LLC, (IRG), through its wholly owned subsidiary, TEL, the Company is committed to providing the research and exploration vessel and personnel and equipment expertise. The Company intends to utilize the SV Explorer, owned by its other wholly owned subsidiary, Danepath, for this Joint Venture. IRG is required to raise sufficient funds to fund the Joint Venture's expenses.

(7) Related Parties. In March 2002, Argosy International, LLC assigned its membership interest in IRG to Titanic Explorations, Ltd., (TEL), a now wholly owned subsidiary of the Company.

(8)  Subsequent  Events.
     a) Intangible assests. In September 2003, the Company entered into a tri-party agreement which relates to a commercial cargo ship sunk in 1942 by a German U-Boat. The manifested cargo has an approximate fair market value at current spot prices of approximately $30 million. The manifested cargo includes copper, tin, cobalt, uranium ore, tantalite and cadium sticks. Under the terms of the agreement, the Company has acquired the rights and information as to the exact location of this wreck, among other good and valuable information. This agreement required the Company to pay a $75,000 license fee. The agreement requires the Company to begin salvage operations within 18 months. This agreement also gives the Company the right of first refusal to four other wrecks of which the counter parties control information relating to exact location and cargo. This agreement requires the Company to pay the counter parties $500,000 from the first $1 million of salvage proceeds and 5% of the salvage proceeds thereafter until completion.

     b) Stockholders' equity. In September 2003, the Company issued 300,000 shares of unregistered common stock each under two consulting contracts.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                       Age          Position(s) with Company
------------------         ---          -------------------------
Dennis McLaughlin           38           Chief Executive Officer and Director
Graham Jessop               46           Vice President and Director
Stephen H. Durland          49           Chief Financial Officer
Andrew J. Way               40           Director
Alvin T. Hunter             74           Director
Nick Sinclair-Brown         54           Director

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

Family Relationships

None.

Business Experience

Dennis McLaughlin

Mr. McLaughlin is the Managing Partner of MAC Partners, LP, a Technology Merchant Bank in Dallas, Texas. He serves as Chief Executive Officer and as a member of the Board of Directors of the Company. Mr. McLaughlin has over 14 years experience managing and operating energy and technology companies as CEO and has many years success building companies from the ground up. Mr. McLaughlin began his first company in 1993 with a small investment. Under his leadership and management, the company grew to be recognized as Entrepreneur Magazine's fastest growing entrepreneurship in America in October of 1995. From an initial investment of $75,000 and follow-on investments of $16 million, Mr. McLaughlin guided a total of four different companies to reach a combined value of over $100 million. Mr. McLaughlin served as chairman, president and CEO of Aurion Technologies, a supplier of hardware and services for the oil and gas industry, from June 1998 until December 2001. Remaining management of Aurion Technologies made a voluntary filing for Chapter 11 bankruptcy protection in March of 2002. Mr. McLaughlin has a Bachelor of Economics degree from the University of Oklahoma where he has subsequently been honored as a Top Ten Alumnus.

Graham D. Jessop

Mr. Jessop has spent his whole working career in the diving and salvage industry. After completing education in the UK, he trained as a commercial oil field diver, turning professional in 1979 at 22 years of age.

During 1981, Jessop Marine Recoveries Ltd, a company owned jointly by Mr. Jessop and his father successfully undertook the world's largest bullion recovery. Five tons of gold were recovered from the wartime wreck of HMS Edinburgh on behalf of the UK and Russian Governments.

Mr. Jessop has led many salvage operations in the intervening years, gaining a unique talent for shipwreck research, location and recovery. He has undertaken a wide diversity of projects, including the location of shallow water Colonial wrecks in the Caribbean, and deep-water recovery from wrecks as deep as 3,850 meters. Recently Mr. Jessop was employed as Director of research and recovery operations for RMS Titanic, Inc, diving to the wreck of the Titanic during the year 2000 expedition when over 500 precious artifacts were recovered.

Stephen Durland

Mr. Durland has been the sole principal of Durland & Company, CPAs, P.A. since April 1991. The firm is a full service CPA firm which includes SEC audits, and has several international clients in industries including natural resources, internet services, technology, services, manufacturing, medical products and services.

Mr. Durland is a certified public accountant. He is a member of the Florida Institute of CPAs and is in his ninth year of membership of the Accounting Principles and Auditing Standards Committee of the FICPA. Mr. Durland attended Guilford College, where he earned a bachelor of administrative science degree in accounting in 1982.

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

Andrew J. Way

In 2002, Mr. Way established Sameday Credit in Australia to compete in the fringe finance market for short-term bridge finance. In 1999, he established and ran a joint venture in Sydney, Australia with Ernst & Young to develop online benchmarking systems for buyers in a B2B environment. In 1993, he established The Infrastructure Development Group, (IDG), a consulting entity based in Hong Kong and Singapore. Mr. Way established The World Infrastructure Forum, the world's largest gathering of government ministers and private sector executives, as a think tank for positive change. He was co-founder of the Asia Infrastructure Development Alliance with the United Nations, and an expert adviser to the UN Ministerial Group on Infrastructure, and an adviser to the Finance Minister's Forum of APEC, the Asia Pacific Economic Cooperation. He served with Britain's 3rd Battalion - The Parachute Regiment.

Alvin T. Hunter

Mr. Hunter is joining the Company as a member of the Board of Directors. Mr. Hunter is an officer, tax partner and senior member of Hunter & Atkins, Inc., a tax accounting firm in Oklahoma. Mr. Hunter has previously worked as a CPA with intensive tax and consulting practice since 1981. Previously he was the acting CFO of Jernigan Drilling Company, Jernigan Brothers Trucking, Inc. and Pacific Oil & Gas, Inc. Mr. Hunter has over 50 years experience as a CPA. He is a member of both the Oklahoma State Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Hunter graduated with a Bachelor of Science degree from Oklahoma Baptist University.

Nick Sinclair-Brown

Mr. Sinclair-Brown is Fellow of Hughes Hall and of the Lauterpacht Research Centre for International Law at Cambridge University, specializing in trade and environment law, at the Centre of International Studies. He also is involved in teaching shipping law at City University, London. His experience in the sub sea engineering industry includes operations on a number of deepwater shipwrecks around the world.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

All Directors, Officers and Beneficial Owners of more than ten percent (10%) of the Company's common equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

It is the  Company's  belief  that Ed Myers  should have filed Forms 3, 4, 5 and
Schedule 13D in the past as the Company's past sole officer and director and as a beneficial owner of more than 5% of the Company's common equity securities prior to the Agreement. Graham Jessop and/or Argosy International, Ltd. was required to file a Schedule 13D in connection with the disposal of a portion of Argosy's holdings by gift.

The Company is taking steps to file all required forms that are past due. Additionally, the Company is developing a policy to prevent the future failure of any officer or director to comply with Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

                                             Annual            LT
                                  Annual     Comp     Annual   Comp     LT
                                  Comp       Bonus    Comp     Rest     Comp      LTIP       All
Name and Post         Year        Salary     ($)     Other    Stock    Options   Payouts     Other
==================   ==========  ========== ======== ======== =======  ========= ========== ========
Graham                2001        $0
Jessop,               2002        $0
Vice                  2003        $150,000                    $7,500
President and
Director

Stephen               2001        N/A
Durland,              2002        N/A
Chief                 2003        $100,000           $9,318   $7,500
Financial
Officer

Andrew J.             2001        N/A
Way,                  2002        N/A
Director              2003        N/A                         $7,500

All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

Compensation of Directors

The Company has no standard arrangements for compensating the directors of the Company for their service as directors, or for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of June 30, 2003, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Name and Address of          Title of  Amount and Nature of   Percent of
Beneficial Owner              Class      Beneficial Owner       Class
-------------------------- ---------- ---------------------- -------------
Graham Jessop                Common        9,016,671             32.5%

Stephen Durland                              350,000              1.3%

Andrew J. Way                                 50,000              0.2%

All Executive Officers and
Directors as a Group         Common        9,416,671             34.0%
(Three (3) persons)
-------------------

(1) The address for each of the above is c/o the Company at 2705 Canton Street, Dallas, Texas 75226.
(2) Argosy International, Ltd. is the registered owner of 9,016,671 shares of the Company's common stock. Mr. Jessop, the Company's current Vice President and a member of the Board of Directors, is an affiliate of that entity. There are no arrangements which may result in the change of control of the Company.

Item 12. Certain Relationships and Related Transactions

In April 2002, pursuant to the Agreement, the Company acquired all of the issued and outstanding shares of Danepath and Titanic Explorations from Argosy International, Ltd., a company with which Mr. Jessop is affiliated, in exchange for a total of 2,333,334 shares of common stock of the Company. As a result, both Danepath and Titanic Explorations became wholly- owned subsidiaries of the Company. Also in connection with the Agreement, Ed Myers, former sole officer of the Company, agreed to surrender 7,400,000 restricted shares back to the Company. For such offering, the Company relied upon Section 4(2) of the Act and the 506 Exemption. No state exemption was required, as the issuance was to a foreign entity.

Item 13. Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
--------------------------------------------------------------

10.1    Share Exchange Agreement between  the  Company,   Danepath  and  Titanic
        Explorations dated April 22, 2002.

10.2    License Agreement Relating to the Wreck "YellowLight"

31.1    Section 302 Certification by Chief Executive Officer.

31.2    Section 302 Certification by Chief Financial Officer.

32.1 *  Sarbanes-Oxley Section 906 Certification by Chief Executive Officer.

32.2 *  Sarbanes-Oxley Section 906 Certification by Chief Financial Officer.
--------------------
(* Filed herewith)

(b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-KSB.

Item 14. Controls and Procedures.

The President, who is also the chief executive officer and the principal financial officer of the Registrant, has concluded based on his evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.



                [BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Ocean Resources, Inc. (Registrant)


Date: October 14, 2003    By:/s/ Graham Jessop
                          --------------------------------------------------
                          Graham Jessop, Vice President

                          By:/s/ Stephen Durland
                          --------------------------------------------------
                          Stephen Durland, Chief Financial Officer

                          By:/s/ Dennis McLaughlin
                          --------------------------------------------------
                          Dennis McLaughlin, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                       Title                            Date
--------------------------      -------------------------   ----------------

/s/ Dennis McLaughlin           Chief Executive               October 14, 2003
--------------------------      Officer, Director
Dennis McLaughlin

/s/ Graham Jessop               Vice President, Director      October 14, 2003
--------------------------
Graham Jessop

/s/ Stephen Durland             Chief Financial Officer       October 14, 2003
--------------------------
Stephen Durland

/s/ Andrew Way                  Director                      October 14, 2003
--------------------------
Andrew Way

/s/ Al T Hunter                 Director                      October 14, 2003
--------------------------
Al T Hunter

/s/ Nick Sinclair-Brown         Director                      October 14, 2003
--------------------------
Nick Sinclair-Brown