Form 10QSB
period 2003-09-30
OCEAN RESOURCES INC
filed 2003-11-19
CIK 1114222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-49750

OCEAN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0857223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2705 Canton Street Dallas, TX 75226
(Address of principal executive offices, including zip code)

(469) 227-7806
(Registrant’s telephone number, including area code)

NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

As of September 30, 2003 there were 28,077,892 shares of the registrant’s common stock outstanding.

OCEAN RESOURCES, INC.

ITEM I - FINANCIAL STATEMENTS

OCEAN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	June 30, 2003
ASSETS
Current Assets
Cash and cash equivalents	$41,715	$—
Accounts receivable	538	538
Prepaid expenses	40,952	952
Total Current Assets	83,205	1,490
Total Assets	$83,205	$1,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdrafts	$36,558	$36,558
Accounts payable	287,855	250,527
Accrued expenses	8,853	8,853
Accrued salaries	159,658	225,658
Convertible Note	175,000	—
Short-term loans	123,538	23,538
Total Current Liabilities	791,462	545,134
Total Liabilities	791,462	545,134

Stockholders Equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 28,077,892 and 27,777,892 shares issued and outstanding, respectively	2,807	2,777
Additional paid-in capital	640,671	505,601
Accumulated deficit	(1,315,425)	(1,015,712)
Accumulated comprehensive loss	(36,310)	(36,310)
Total Stockholders’ Deficit	(708,257)	(543,644)
	$83,205	$1,490

See accompanying notes to consolidated financial statements.

OCEAN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Revenue	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses
General and administrative	299,713	115,536
Depreciation	—	12,557
Total operating expenses	299,713	128,093
Operating & net loss	$(299,713)	$(128,093)

Other comprehensive loss
Foreign currency translation gain (loss)	—	(8,496)
Comprehensive (loss)	$(299,713)	$(136,589)

Loss per common share:
Basic and diluted	$(.01)	$(.01)

Weighted average shares:
Basic and diluted	27,852,892	25,008,407

See accompanying notes to consolidated financial statements.

OCEAN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Cash Flows From Development Activities:
Net loss	$(299,713)	$(128,093)
Adjustments to reconcile net loss to net cash used in development activities:
Depreciation	—	12,557
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(40,000)	141
Increase in accounts payable	146,328	11,389
Net Cash Used In Development Activities	(193,385)	(104,006)

Cash Flows From Investing Activities:	—	—

Cash Flows From Financing Activities:
Proceeds from short-term loan	100,000	193,510
Common stock sold for cash	135,000	—
Other	100	—
Net Cash Provided By Financing Activities	235,100	193,510

Effect of Exchange Rate Changes on Cash	—	1,013
Net Change In Cash	41,715	90,517

Cash and Cash Equivalents:
Beginning of period	—	6,689
End of period	$41,715	$97,206

See accompanying notes to consolidated financial statements.

Ocean Resources, Inc.

Notes to Consolidated Financial Statements

(Information with regard to the three months ended September 30, 2003 and 2002 is unaudited)

(1)                                  Summary of Significant Accounting Principles

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

The following summarize the more significant accounting and reporting policies and practices of Ocean Resources, Inc. (the “Company”):

a)              Use of estimates: In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition, and revenues and expenses for the quarter then ended. Actual results may differ significantly from those estimates.

b)             Significant acquisitions: On April 22, 2002, the Company entered into an agreement to acquire 100% of the issued and outstanding common shares of Danepath, Ltd.(“Danepath”), a United Kingdom company, and Titanic Explorations, Ltd., (“TEL”), a British Virgin Islands company, in exchange for 2,333,334 shares of common stock of the Company, in a reverse merger, which is accounted for as a recapitalization of Danepath and TEL.

c)              Principles of consolidation: The consolidated financial statements include the accounts of Ocean Resources, Inc. and its subsidiaries. Inter-company balances and transactions have been eliminated.

d)             Earnings (loss) per share: Net loss per share Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

e)              Foreign currency transaction and translation gains (losses): The principal operations of the Company are located in the United Kingdom. On a consolidated basis the Company’s reporting currency is the United States dollar.

f)                Comprehensive income: The Company reports comprehensive income in accordance with FASB Statement No. 130. “Reporting Comprehensive Income”. This statement establishes standards for reporting comprehensive income in financial statements. Material components of Accumulated Other Comprehensive Income must also be disclosed. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to the results or financial position of the Company. Accordingly, Comprehensive Income is included in the Statement of Operations, while Accumulated Other Comprehensive (Loss) Income is included in the Shareholders’ Deficit section of the Balance Sheet. Amounts are reported net of tax and include gains and losses on foreign currency translation adjustments.

g)             Interim financial information: The financial statements for the three months ended September 30, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year’s results.

(2)                                  Stockholders’ Equity

During the three months ended September 30, 2003, the Company authorized 300,000 shares of $0.0001 par value common stock in exchange for services rendered, of which 200,000 of the shares were a prepayment for future services per contract with the vendor. The Company had 28,077,892 shares of common stock issued and outstanding at September 30, 2003.

(3)                                  Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not been profitable since inception. The ability of the Company to continue as a going concern is dependent upon commencing profitable operations and obtaining additional capital and financing. The Company expects to raise additional funds via a private placement of either equity or debt. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(4)                                  Supplemental Disclosure of Cash Flow Information

There were no significant non-cash transactions requiring disclosure during the three month periods ended September 30, 2003 and 2002, respectively.

Item 2. Management’s Discussion and Analysis

General

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability, new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

Discussion and Analysis

The Company was originally incorporated as Clip ‘N Pierce Fashions, Inc. on April 14, 1999. It changed its name to the current name in connection with the acquisition of Danepath Ltd., a United Kingdom company (“Danepath”) and Titanic Explorations Limited (TEL), a British Virgin Islands company (“BVI”) on April 22, 2002 (the “Agreement”). The Company’s common stock is presently quoted on the Over the Counter Bulletin Board. Its executive offices are presently located at 2705 Canton Street, Dallas, Texas 75226.

Results of Operations

Three Month Period Ending September 30, 2003 Compared to the Three Month Period Ended September 30, 2002

Revenue- The Company had no revenue activities for the three month periods ended September 30, 2003 and 2002, respectively.

Operating expenses-  Operating expenses increased $172,000 when comparing the first quarter of 2003 with the first quarter of 2002. The increase primarily relates to a $75,000 license fee related to salvage operations, $49,000 for vessel insurance and expenses and professional service fees of $48,000 related to equity investments and general management.

Liquidity and Capital Resources

Cash Flows From Development Activities- Net cash used in development activities was $193,000 at September 30, 2003, compared to net cash used in development activities of $104,000 at September 30, 2002. The increase was primarily the result of increased net losses.

Cash Flows From Investing Activities-  The Company had no cash flows from investing activities for the three month periods ended September 30, 2003 and 2002, respectively.

Cash Flows From Financing Activities- Cash flows from financing activities increased $42,000 when comparing the first quarter of 2003 with the first quarter of 2002. The increase was due primarily to proceeds from stock issuances offset by a reduction in proceeds from short-term loans.

Liquidity Plan

There can be no assurance that the Company’s financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

The Company is currently evaluating its options for raising additional working capital via a private placement of either debt or equity.  During the first quarter ended September 30, 2003, the Company was able to raise $250,000 in the form of a private placement offering.  $75,000 was in the form of common stock at $0.40 per share, and $175,000 was in the form of convertible notes, which may be converted to preferred stock at $1.00 per share.

The Company was able to raise $100,000 in five separate transactions involving participation in a future salvage operation. The agreements have a conversion option into shares of the Company’s common stock if the salvage operation does not begin before January 31, 2004.

Research and Development Plans

There are no plans for research and development in the foreseeable future, nor are any expenses in connection with research and development expected.

Forward-Looking Statements

This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB, which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

There have been significant changes in the Company’s internal controls and other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect the Company.  As of September 15, 2003 the following changes were made effective:

a)              Dennis McLaughlin, Chief Executive Officer and member of the Board of Directors

b)             Christopher Chambers, Chief Operating Officer and Corporate Secretary

c)              Alvin T. Hunter, Chairman of the Audit Committee and member of the Board of Directors

d)             Nick Sinclair-Brown, member of the Board of Directors

e)              Graham Jessop, former Chief Executive Officer, now Vice President of Ocean Recovery

f)                J. Mark Ariail, Chief Financial Officer, replacing Stephen Durland as of November 7, 2003.

PART II

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2003, covered by this report, to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                   Filed herewith

(b) Reports on Form 8-K for the quarter ended September 30, 2003:

Date of Filing	Subject
September 30, 2003

Press release announcing tri-party licence agreement with Valurex, SA of the Panama City, Rebublic of Panama and Blue Water Recoveries Limited of West Sussex, United Kingdom. Also announcement of the appointment of Dennis McLaughlin, Nick Sinclair and Al Hunter to the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Resources, Inc.
Registrant

November 19, 2003	/s/ Dennis McLaughlin
Date	Dennis McLaughlin
Chief Executive Officer

November 19, 2003	/s/ J. Mark Ariail
Date	J. Mark Ariail
Chief Financial Officer