Form 10QSB/A
period 2003-09-30
OCEAN RESOURCES INC
filed 2003-11-24
CIK 1114222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

OCEAN RESOURCES, INC.

ITEM I - FINANCIAL STATEMENTS

OCEAN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2003	June 30, 2003
ASSETS
Current Assets
Cash and cash equivalents	$41,715	$—
Accounts receivable	538	538
Prepaid expenses	952	952
Total Current Assets	43,205	1,490
Total Assets	$43,205	$1,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank loan	$36,558	$36,558
Accounts payable	287,855	250,527
Accrued expenses	8,853	8,853
Accrued salaries	159,658	225,658
Short-term loans	123,538	23,538
Total Current Liabilities	616,462	545,134
Convertible Note	175,000	—
Total Liabilities	791,462	545,134

Stockholders Equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 28,265,392 and 27,777,892 shares issued and outstanding, respectively	2,826	2,777
Additional paid-in capital	640,652	505,601
Deferred expense	(40,000)	—
Accumulated deficit	(1,315,425)	(1,015,712)
Accumulated comprehensive loss	(36,310)	(36,310)
Total Stockholders’ Deficit	(748,257)	(543,644)
	$43,205	$1,490

See accompanying notes to consolidated financial statements.

OCEAN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2003	2002
Revenue	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses
General and administrative	299,713	115,536
Depreciation	—	12,557
Total operating expenses	299,713	128,093
Operating & net loss	$(299,713)	$(128,093)

Other comprehensive loss
Foreign currency translation gain (loss)	—	(8,496)
Comprehensive (loss)	$(299,713)	$(136,589)

Loss per common share:
Basic and diluted	$(.01)	$(.01)

Weighted average shares:
Basic and diluted	28,040,392	25,008,407

See accompanying notes to consolidated financial statements.

OCEAN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2003	2002
Cash Flows From Development Activities:
Net loss	$(299,713)	$(128,093)
Adjustments to reconcile net loss to net cash used in development activities:
Common stock issued for consulting fee	20,000	12,557
Depreciation	—	12,557
Change in assets and liabilities:
Decrease in accounts receivable	—	141
Increase (decrease) in accounts payable	(28,672)	11,389
Net Cash Used In Development Activities	(308,685)	(104,006)

Cash Flows From Investing Activities:	—	—

Cash Flows From Financing Activities:
Proceeds from sale of participation agreement	100,000	—
Proceeds from short-term loan	—	193,510
Common stock sold for cash	75,000	—
Sale of convertible notes	175,000	—
Other	100	—
Net Cash Provided By Financing Activities	350,100	193,510

Effect of Exchange Rate Changes on Cash	—	1,013
Net Change In Cash	41,715	90,517

Cash and Cash Equivalents:
Beginning of period	—	6,689
End of period	$41,715	$97,206

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

(2)                                  Stockholders’ Equity

In August, 2003, the Company issued 300,000 shares of $0.0001 par value common stock in exchange for consulting services rendered and to be rendered valued at $60,000.  In September, 2003, the Company sold 187,500 shares of $0.0001 par value common stock for proceeds of $75,000 or $0.40 per share.

(3)                                  Convertible Notes

During the quarter ended September 30, 2003, the Company issued $175,000 face value of convertible notes for proceeds of $175,000 due December 31, 2005.  The notes bear interest at 10% per annum and are convertible into series A preferred stock ($0.001 par value) of the Company at $1.00 per share.

(4)           Participation Certificates

During the quarter ended September 30, 2003, the Company sold to certain of its Stockholders and Officers $100,000 of Participation Certificates which:

a.                                       For each $10,000 invested permits the holder to participate in 1% of the net salvage of the Wreck Besholt.

b.                                      At the option of the holder if salvage operations do not begin before January 31, 2004, the participation can be converted into a convertible debenture paying 12% interest per annum and convertible into common stock at a 40% discount to the then common stock price as defined with a $0.10 floor price.

The proceeds from the Participation Certificates was used to acquire the license to the Wreck for $75,000 and the balance of $25,000 for operating expenses.

(5)           License Agreement

On September 1, 2003, the Company acquired from Valurex SA a license to conduct salvage of the Wreck Besholt’s cargo for a $75,000 non-refundable license fee.  The Company expensed the $75,000 in the quarter ending September 30, 2003.  The Company will make additional payments to Valurex SA as defined in the Agreement based upon the value of cargo salvaged.

(6)                                  Management Agreement

On September 1, 2003, the Company entered into a Management Services Agreement with MAC Partners LP (“MAC”) a company affiliated with the Company’s Chief Executive Officer (“CEO”).  The Agreement calls for the payment of $30,000 per month for the services of the CEO, $7,000 per month for the Company’s Chief Operating Officer plus $14,250 per month for general and administrative services as defined.

On September 15, 2003, the Company entered into a Management Services Agreement with Argosy International, Ltd. (“Argosy”), a Company owned by its Vice President.  The Agreement calls for the payment of $15,000 per month for the Vice President’s services.

(7)                                  Going Concern

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

(8)                Subsequent Events

On October 27, 2003, the Company signed an agreement to acquire a vessel for use in its salvage operations.

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

Liquidity and Capital Resources

Cash and cash equivalents increased $42,000 for the three months ended September 30, 2003 compared to a $91,000 increase for the three months ended September 30, 2002.  The major components of these changes are discussed below:

Cash Flows From Development Activities- Net cash used in development activities was $309,000 at September 30, 2003, compared to net cash used in development activities of $104,000 at September 30, 2002. The increase was primarily the result of increased net losses.

Cash Flows From Investing Activities-  The Company had no cash flows from investing activities for the three month periods ended September 30, 2003 and 2002, respectively.

Cash Flows From Financing Activities- Cash flows provided by financing activities were $350,000 during the three months ended September 30, 2003, primarily due to the sale of convertible notes of $175,000, proceeds from sale of participation agreements of $100,000 and common stock sold of $75,000.  Cash flows provided by financing activities were $194,000 for the three months ended September 30, 2002 due to proceeds from a short-term loan.

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

PART II

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds

During the three months ending September 30, 2003, the Company issued 187,500 shares of Common Stock to individuals for $75,000 in cash, and sold convertible promissory notes to individuals for $175,000 in cash.  The convertible notes may be converted to preferred stock at $1.00 per share.  The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.  The purchasers of these securities are accredited investors who made informed investment decisions and had access to material information regarding the Company. The certificates representing the common shares and the convertible notes bear an appropriate legend restricting the transfer of such securities.

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

Item 5. Other Information

  None.

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.		Description

3.1	*	Amended and Restated Certificate of Incorporation.
3.2	*	Certificate of Stock Designation.
4.1	*	Form of Convertible Promissory Note.
10.1	*	Management Services Agreement between MAC Partners, LP and the Company.
10.2	*	Management Services Agreement between Argosy International, Ltd. and the Company.
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                   Filed herewith

(b)                   Reports on Form 8-K for the quarter ended September 30, 2003:

Date of Filing	Subject
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

Ocean Resources, Inc. Registrant

November 24, 2003	/s/ Dennis McLaughlin
Date	Dennis McLaughlin
Chief Executive Officer

November 24, 2003	/s/ J. Mark Ariail
Date	J. Mark Ariail
Chief Financial Officer