Form 10QSB
period 2003-12-31
OCEAN RESOURCES INC
filed 2004-02-17
CIK 1114222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

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

Yes ☒      No ☐

As of February 11, 2004 there were 34,674,221 shares of the registrant’s common stock outstanding.

OCEAN RESOURCES, INC.

ITEM I - FINANCIAL STATEMENTS

OCEAN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2003	June 30, 2003
ASSETS
Current Assets
Cash and cash equivalents	$99,784	$—
Accounts receivable	3,108	538
Prepaid expenses	276,208	952
Prepaid management services	660,000
Prepaid director fees	235,500
Total Current Assets	1,274,600	1,490
Property and equipment, net	3,115,106	—
Goodwill	91,000	—
Prepaid expenses long-term	8,334
Total Assets	$4,489,040	$1,490

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$143,343	$485,038
Note payable	678,133	—
Bank loan	—	36,558
Other liabilities	59,293	23,538
Total Current Liabilities	880,769	545,134
Redeemable preferred stock	987,000	—
Long-term note payable	316,667	—
Total Liabilities	2,184,436	545,134

Minority interest	16,177	—

Stockholders Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 29,432,221 and 27,777,892 shares issued and outstanding, respectively	2,943	2,777
Common stock to be issued	355	—
Additional paid-in capital	4,699,203	505,601
Deferred shares to be issued	(43,420)	—
Accumulated deficit	(2,370,654)	(1,015,712)
Accumulated comprehensive loss	—	(36,310)
Total Stockholders’ Equity (Deficit)	2,288,427	(543,644)
	$4,489,040	$1,490

See accompanying notes to consolidated financial statements.

OCEAN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Revenue	$8,869	$520,092	$8,869	$520,092
Cost of sales	26,612	467,014	26,612	467,014
Gross profit (loss)	(17,743)	53,078	(17,743)	53,078

Operating expenses
Selling general and administrative	999,927	183,812	1,299,640	299,348
Depreciation	3,028	12,721	3,028	25,278
Total operating expenses	1,002,955	196,533	1,302,668	324,626
Other income (loss), net	(37,064)	—	(37,064)	—
Minority interest	2,533	—	2,533	—
Net loss	$(1,055,229)	$(143,455)	$(1,354,942)	$(271,548)

Foreign currency translation adjustment reclassified to net loss	36,310	—	36,310	—
Foreign currency translation loss	—	(13,333)	—	(21,829)
Comprehensive loss	$(1,018,919)	$(156,788)	$(1,318,632)	$(293,377)

Loss per common share:
Basic and diluted	$(.03)	$(.01)	$(.05)	$(.01)
Weighted average shares:
Basic and diluted	30,422,589	25,008,407	29,137,740	25,008,407

See accompanying notes to consolidated financial statements.

OCEAN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2003	2002
Cash Flows From Development Activities:
Net loss	$(1,354,942)	$(271,548)
Adjustments to reconcile net loss to net cash used in development activities:
Common stock issued for services	1,031,735	—
Reclassification of Accounts Payable & Accrued Liabilities	363,644	—
Depreciation and amortization	3,028	25,278
Cumulative translation loss expense	36,310	—
Minority interest	(2,533)	—
Other	5,567	—
Change in assets and liabilities:
Increase in accounts receivable	(2,570)	(215)
Decrease in prepaid expenses	(98,381)	—
Increase (decrease) in accounts payable and accrued expenses	(378,254)	207,765
Net Cash Used In Development Activities	(396,396)	(38,720)

Cash Flows From Investing Activities:
Capital expenditures	(178,920)	—
Net Cash Used In Investing Activities	(178,920)	—

Cash Flows From Financing Activities:
Proceeds from sale of participation agreement	100,000	—
Issuance of common stock	175,000	—
Proceeds from short-term loan	—	32,080
Sale of convertible notes	300,000	—
Preferred stock sold for cash	100,000	—
Other	100	—
Net Cash Provided By Financing Activities	675,100	32,080

Effect of Exchange Rate Changes on Cash	—	98
Net Change In Cash	99,784	(6,542)

Cash and Cash Equivalents:
Beginning of period	—	6,689
End of period	$99,784	$147

See accompanying notes to consolidated financial statements.

Ocean Resources, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Principles

a)

   Basis of Presentation: The unaudited consolidated financial statements of Ocean Resources, Inc. (the “Company”) include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-KSB for the fiscal year ended June 30, 2003, filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results of operations for the entire year ending June 30, 2004. Certain amounts from prior periods have been reclassified to conform with the period ended December 31, 2003 presentation.

The following summarize the more significant accounting and reporting policies and practices of the Company:

b)

Use of estimates: In preparing the consolidated statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses for the three and six months ended December 31, 2003. Actual results may differ significantly from those estimates.

c)

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries.  The Company’s wholly-owned subsidiaries include Titanic Explorations, Ltd., a British Virgin Islands company, Blue Ocean Technologies, L.L.C., a Texas limited liability company and Marine Group International, Inc. a Panamanian company.  The Company also has a 90% interest in Blue Ocean Wireless Communications, L.L.C. a Texas company.  During the second quarter ended December 31, 2003 the Company sold its wholly-owned subsidiary Danepath Limited.  The operations of Danepath Limited were not treated as discontinued operations as the Company will continue to operate the same type of operations through its remaining subsidiaries.  Inter-company balances and transactions have been eliminated.

d)

Earnings (loss) per share: Net loss per share Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of dilutive securities such as stock options and warrants. Warrants outstanding at December 31, 2003 are 1,000,000 shares. Such warrants are excluded from the computation of diluted earnings per share due to the Company incurring a net loss for the periods presented.

e)

Foreign currency transaction and translation gains (losses): The principal operations of the Company are located in the United Kingdom, therefore the Company is subject to transaction gains and losses. With the divestiture of the Company’s United Kingdom subsidiary cumulative translation loss of $36,310 was reclassified from stockholders’ equity to the statement of operations under the caption other income (loss) during the quarter ended December 31, 2003. The Company’s reporting currency is the United States dollar.

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

g)

Reclassifications: During the quarter ended December 31, 2003 the Company reclassified assets and liabilities to selling, general and administrative expense totaling $67,459 of primarily accrued expenses, a short term loan, and bank overdraft connected with the sale of the Company’s subsidiary Danepath Limited. In addition, $296,185 of primarily accounts payable, and accrued salaries were reclassified to selling, general and administrative expenses. In management’s research of Company records, obtained prior to current management’s involvement with the Company, it was determined that these liabilities and assets could not be substantiated or verified.

h)

Recent Accounting Standards:  The Company has adopted the provisions of Financial Accounting Standards Board No. 150 “Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity” in accounting for its redeemable preferred stock.  As such, the Company has recorded the fair value of its to be issued redeemable preferred stock as a liability in the Company’s consolidated balance sheet.

(2)

Significant acquisitions: On December 31, 2003, the Company entered into an agreement to acquire 100% of the membership interest of Marine Group International, Inc., a Panamanian company with ownership rights to the Ocean Boomer vessel and remotely operated vehicle (“ROV”), in exchange for 4,107,500 shares of common stock, of which 4,106,000 shares had been issued at December 31, 2003, 587,000 shares of Series A preferred stock to be issued by the Company, and a promissory note in the amount of $950,000.

On December 1, 2003, the Company entered into an agreement to acquire 100% of the membership interest of Blue Ocean Wireless Communications, LLC,  a Texas company (“BOW”), and prepaid certain management and consulting services in connection with such company, in exchange for 350,000 shares of restricted common stock to be issued by the Company and 350,000 shares of free-trading S-8 common stock to be issued by the Company. This acquisition was effected through a wholly-owned subsidiary of the Company, Blue Ocean Technologies, LLC (“BOT”). As part of the acquisition, a 10% interest in BOW has been contributed to OutBack Management Services, LLC (“OutBack”), which will provide management services to BOW. In connection with the acquisition of BOW, the Company agreed to issue an additional 167,000 shares of S-8 common stock of the Company, to be held by BOT and used as compensation for services rendered to the Company and compensable by the issuance of common stock under the Company’s 2003 Employee/Consultant Stock Compensation Plan.

(3)

Divestitures: On December 31, 2003, the Company entered into an agreement to sell 100% of the issued and outstanding shares of its subsidiary, Danepath Limited, a United Kingdom company, to SAS, Ltd., a Nevis limited liability company, in exchange for $1.00.  The Company has indemnified the buyer and Mr. Graham Jessop, a director of the Company, against any loss or liability from this transaction.

(4)

Stockholders’ Equity: During the first quarter ended September 30, 2003 the Company issued 300,000 shares of common stock for consulting services rendered and to be rendered valued at $60,000.  The Company also sold 187,500 shares of common stock for proceeds of $75,000 or $0.40 per share.

During the second quarter ended December 31, 2003 the Company issued 4,106,000 of the 4,107,500 shares of common stock reserved for the purchase of the Ocean Boomer vessel and ROV. In addition to these common shares, 587,000 shares of $0.001 par value Series A preferred stock yet to be issued plus a promissory note, were exchanged for the purchase of the Ocean Boomer vessel and ROV collectively valued at $2,768,800.  Also in December 2003, the Company authorized the issuance of 867,000 shares of common stock in connection with the acquisition of BOW. See note (2) above. In addition, the Company authorized the conversion of $300,000 of convertible notes into 300,000 shares of $0.001 par value Series A preferred stock yet to be issued.  The Company also sold 100,000 of preferred stock yet to be issued.  Series A preferred stock is redeemable at $3.00 per share out of future earnings.  Redemption will commence the first day of the second month following any calendar quarter during which the Company has net income from salvage operations.  The amount of such redemption or repurchase will be one-half of net income from salvage operations.  In October 2003 the Company entered into an exchange agreement with Argosy International whereby Argosy International surrendered 7,016,671 shares of common stock in exchange for a warrant to purchase 1,000,000 shares of common stock at $0.40 per share. Also in October 2003, the Company authorized the issuance of 625,000 shares of free trading S-8 common stock to MAC Partners, LP, and 500,000 shares of common stock to Argosy International in consideration of past services.  Argosy International is owned by Mr. Graham Jessop, an officer and director of Ocean Resources, Inc.  The Company also authorized the issuance of 2,000,000 shares of restricted common stock to Mr. Dennis McLaughlin, the CEO of the Company, and 300,000 shares of common stock to each of the Company's directors in consideration of future services.

In December 2003, the Company authorized the issuance of 450,000 shares of common stock to Argosy International in exchange for accrued salaries and expenses totaling $180,000 and 1,000,000 shares of common stock to Argosy International in settlement of a $250,000 note payable to Argosy.

(5)

Note Payable: During the quarter ended December 31, 2003, the Company issued a promissory note in the principal amount of $950,000 as part of the purchase price for the Ocean Boomer vessel and ROV. The note bears interest at 7% per annum and is due no later than June 30, 2005.

(6)

Goodwill: In connection with the acquisition of BOW, the Company used the purchase method of accounting for business combinations and recognized an excess of $91,000 of cost over the purchase amounts assigned to assets acquired and liabilities assumed. This amount was recorded as goodwill on the Company’s consolidated balance sheet at December 31, 2003.

(7)

Minority Interest: In connection with the acquisition of BOW the Company recorded minority interest to reflect the 10% interest of OutBack in BOW.  The 10% minority interest is reflected in the Company’s consolidated statement of operations as income of $2,533.  The related liability of $16,177 is reflected in the Company’s consolidated balance sheet.

(8)

Warrants: In October, 2003 the Company issued to Argosy International a warrant to purchase 1,000,000 shares of common stock at $0.40 per share, in exchange for the surrender of 7,016,671 shares of common stock. The warrant may be exercised at the option of Argosy International at any time following the first exercise date of October 17, 2004 until its expiration on October 17, 2005.

(9)	Participation Certificates: During the quarter ended December 31, 2003, the Company authorized the conversion of $100,000 of salvage participation certificates to common stock.

(10)

 Going Concern: The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not been profitable since inception. The ability of the Company to continue as a going concern is dependent upon commencing profitable operations and obtaining additional capital and financing. The Company expects to raise additional funds via a private placement of either equity or debt. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(11)

Supplemental Disclosure of Cash Flow Information: Cash flows from developmental activities include a number of significant non-cash transactions.  Non-cash transactions for the six months ended December 31, 2003 include the acquisition of the Ocean Boomer vessel and ROV for stock and notes payable valued at $2,768,800, common stock issued for accrued salaries and expenses of $180,000, conversion of note payable to common stock of $250,000, stock subscription of $120,070, and the issuance of common stock for the acquisition of Blue Ocean Technologies valued at $91.000.

(12)

Subsequent Events:  Common stock issuances subsequent to the balance sheet date include: In January 2004, the Company issued 350,000 shares of restricted common stock and 350,000 shares of free-trading common stock in connection with the acquisition of BOW. The Company also issued 3,542,000 shares of common stock for consulting services, investor relations, and merchant banking services. In February 2004, the Company issued 1,000,000 shares of common stock to Argosy International in settlement of a $250,000 note payable.

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

The Company is a development stage company and does not derive a significant revenue stream from ongoing operations. Therefore the Company does not have a significant ongoing revenue stream that may tend to mitigate quarterly and annual fluctuations in operating results. Although the Company will attempt to broaden its sources of income, increases in the Company’s revenue will be primarily dependent on its ability to implement successfully its deep ocean research, exploration, survey, and recovery strategy.  There also may be other factors that significantly affect the Company’s quarterly and annual operating results, which are difficult to predict given the Company’s limited operating history.  The Company’s common stock is presently quoted on the Over the Counter Bulletin Board. Its executive offices are presently located at 2705 Canton Street, Dallas, Texas 75226.

Results of Operations

Three Month Period Ending December 31, 2003 Compared to the Three Month Period Ended December 31, 2002

Revenue- The Company recognized revenue of $8,869 at December 31, 2003 from telecommunication service subscriptions and installation fees related to its acquisition of BOW. This represents one month of revenue from date of acquisition, December 1, 2003 through the balance sheet date. Revenue from the comparative period, of $520,092, resulted from use of the vessel SV Explorer, formerly owned by the Company.

Gross Profit- Gross profit decreased from 10% to (200%). The primary reason for the decrease in gross profit relates to a significant decrease in revenue caused by vessel activity in 2002, which did not recur in 2003. Cost of sales decreased 94% from $467,014 to $26,612 due to decreased vessel expenses primarily ship crew and labor expenses.

Selling, General and Administrative Expenses- Selling, general and administrative expenses increased significantly to $999,927 in 2003 from $183,812 in 2002. This increase is primarily related to non-cash issuances of common stock for payment of management services, director fees, professional fees and investor relation expenses totaling $1,044,792, offset primarily by a decrease in expenses as a result of a reclassification of accounts payable and accrued expenses.

Six Month Period Ending December 31, 2003 Compared to the Six Month Period Ended December 31, 2002

Revenue- The Company recognized revenue of $8,869 at December 31, 2003 from telecommunication service subscriptions and installation fees related to its acquisition of BOW. This represents one month of revenue from date of acquisition, December 1, 2003 through the balance sheet date. Revenue from the comparative period, of $520,092, resulted from use of the vessel SV Explorer, formerly owned by the Company.

Gross Profit- Gross profit decreased from 10% to (200%). The primary reason for the decrease in gross profit relates to a significant decrease in revenue caused by vessel activity in 2002, which did not recur in 2003. Cost of sales decreased 94% from $467,014 to $26,612 due to decreased vessel expenses primarily ship crew and labor expenses.

Selling, General and Administrative Expenses- Selling, general and administrative expenses increased significantly to $1,299,640 in 2003 from $299,348 in 2002. This increase is primarily related to non-cash issuances of common stock for payment of management services, director fees, professional fees and investor relation expenses totaling $1,044,792, offset primarily by a decrease in expenses as a result of a reclassification of accounts payable and accrued expenses.

Liquidity and Capital Resources

Cash and cash equivalents increased by $99,784 for the six months ended December 31, 2003 compared to a $6,542 decrease for the six months ended December 31, 2002. The major components of these changes are discussed below:

Cash Flows From Development Activities- Net cash used in development activities was $571,134 at December 31, 2003, compared to net cash used in development activities of $38,720 at December 31, 2002. The increase in cash used from development activities resulted from a significant increase in net loss and decreases in accounts payable and accrued liabilities and prepaid expenses.

Cash Flows From Investing Activities-  Cash flows used in investing activities was $4,182 for the purchase of computer equipment and office furniture. The Company had no cash flows from investing activities during the six months ended December 31, 2002.

Cash Flows From Financing Activities- Cash flows provided by financing activities were $675,100 during the six months ended December 31, 2003, primarily due to proceeds from the sale of convertible notes, issuance of common stock, sale of preferred stock and sale of stock participation agreements. Cash flows provided by financing activities were $32,080 for the six months ended December 31, 2002 due to proceeds from a short-term loan.

Liquidity Plan

There can be no assurance that the Company’s financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company is currently evaluating its options for raising additional working capital via a private placement of either debt or equity.

During the first six months ended December 31, 2003, the Company was able to raise through private placements $675,000. Common stock accounted for $175,000, preferred stock yet to be issued for $100,000, convertible notes amounted to $300,000 and stock participation agreements were $100,000.

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

PART II

Item 1. Legal Proceedings.

The Company is involved in various claims and other legal matters initiated by the Company in the course of conducting its business.  The Company believes that neither such claims and legal matters nor the cost of prosecuting and/or defending such claims and legal matters will have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows.  No material claims are currently pending; however, no assurances can be given that future claims, if any, may not be material.

Item 2. Changes in Securities and Use of Proceeds

During the six months ended December 31, 2003, the Company has issued 437,500 shares of Common Stock to individuals for $175,000 in cash, and authorized the conversion of $300,000 in promissory notes to individuals in exchange for 300,000 shares of $0.001 par value series A preferred stock yet to be issued. Stock participation agreements valued at $100,000 were converted to restricted common stock at $.35 per share. In addition, 100,000 shares of preferred stock yet to be issued were sold for $100,000. The securities have been or are to be issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.  The purchasers of these securities are accredited investors who made informed investment decisions and had access to material information regarding the Company. The certificates representing the common and preferred shares will bear appropriate legends restricting the transfer of such securities.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending December 31, 2003, covered by this report, to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation. (filed as Exhibit 3.1 to the Company’s Form 10-QSB dated September 30, 2003 and incorporated herein by reference).
3.2		Certificate of Stock Designation. (filed as Exhibit 3.2 to the Company’s Form 10-QSB dated September 30, 2003 and incorporated herein by reference).
4.1		Form of Convertible Promissory Note. (filed as Exhibit 4.1 to the Company’s Form 10-QSB dated September 30, 2003 and incorporated herein by reference).
10.1		Management Services Agreement between MAC Partners, LP and the Company. (filed as Exhibit 10.1 to the Company’s Form 10-QSB dated September 30, 2003 and incorporated herein by reference).
10.2		Management Services Agreement between Argosy International, Ltd. and theCompany. (filed as Exhibit 10.2 to the Company’s Form 10-QSB dated September 30, 2003 and incorporated herein by reference).
10.3	*	Contributon Agreement between Worldwide Blue Ocean Technologies, LLC and the Company dated December 1, 2003.
10.4	*	Contribution Agreement between OutBack Management Services, L.L.C., MAC Partners, L.P., and Worldwide Blue Ocean Wireless Communications, L.L.C. dated December 1, 2003.
10.5	*	Letter Agreement between OutBack Management Services, L.L.C., and the Company dated December 1, 2003.
10.6	*	Membership Interest Purchase Agreement between Worldwide Blue Ocean Technologies, L.L.C., OutBack Management Services, L.L.C., and MAC Partners, L.P. dated December 1, 2003.

10.7	*	Management Services Agreement between Worldwide Blue Ocean Wireless Communications, L.L.C. and OutBack Management Services, L.L.C. dated December 1, 2003.
10.8	*	Warrant Agreement between Argosy International, Ltd. and the Company dated October 17, 2003.
10.9	*	Memorandum of Agreement for sale of the “Northern Horizon” between Argent Capital, LLC and the Company dated October 27, 2003.
10.10	*	Letter Agreement for sale of the Abyssub 5000 ROV between NTL Trust, Ltd. and Marine Group International, Inc. dated October 27, 2003.
10.11	*	Loan Notes Sale Agreement between Hawkley Trust and the Company dated December 31, 2003.
10.12	*	Marine Group International, Membership Interest Contribution Agreement between Argent Capital, LLC and the Company dated December 31, 2003.
10.13	*	Loan Note for $950,000 between Argent Capital, LLC and the Company dated December 31, 2003.
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Reports on Form 8-K for the quarter ended December 31, 2003:

Date of Filing	Subject
November 21, 2003	Independent auditor’s review procedures related to the Company’s Form 10-QSB for the period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Resources, Inc.
Registrant

February 17, 2004		/s/ Dennis McLaughlin
Date		Dennis McLaughlin Chief Executive Officer

February 17, 2004		/s/ J. Mark Ariail
Date		J. Mark Ariail Chief Financial Officer