Form 10QSB
period 2004-03-31
OCEAN RESOURCES INC
filed 2004-05-24
CIK 1114222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes ☒     No ☐

As of May 21, 2004 there were 47,580,435 shares of the registrant’s common stock outstanding.

ITEM I - FINANCIAL STATEMENTS

OCEAN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	June 30, 2003
ASSETS
Current Assets
Cash and cash equivalents	$54,293	$—
Accounts receivable	6,264	538
Prepaid expenses	138,332	952
Prepaid expenses consulting services	394,000	—
Prepaid expenses director fees	338,500	—
Prepaid expenses investor relations services	506,713	—
Prepaid expenses management services	727,333	—
Total Current Assets	2,165,435	1,490
Property and equipment, net	3,121,678	—
Goodwill	91,000	—
Prepaid expenses long-term	8,333	—
Total Assets	$5,386,446	$1,490

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$305,189	$485,038
Note payable	653,133	—
Bank loan	—	36,558
Other liabilities	55,697	23,538
Total Current Liabilities	1,014,019	545,134
Long-term note payable	316,666	—
Total Liabilities	1,330,685	545,134

Minority interest	17,917	—

Stockholders Equity (Deficit)
Common stock, $0.0001 par value; 150,000,000 shares authorized; 47,390,435 and 27,777,892 shares issued and outstanding, respectively	4,739	2,777
Additional paid-in capital	7,567,183	505,601
Redeemable preferred stock $0.001 par value, 20,000,000 shares authorized; 1,042,000 issued	1,042,000
Deferred shares to be issued	(43,420)	—
Accumulated deficit	(4,532,658)	(1,015,712)
Accumulated comprehensive loss	—	(36,310)
Total Stockholders’ Equity (Deficit)	4,037,844	(543,644)
	$5,386,446	$1,490

See accompanying notes to consolidated financial statements.

OCEAN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenue	$27,565	$—	$36,434	$525,069
Cost of sales	141,473	354	166,995	471,837
Gross profit (loss)	(113,908)	(354)	(130,561)	53,232

Operating expenses:
Selling general and administrative	1,856,441	143,432	3,157,172	379,681
Depreciation	97,926	3,618	100,954	29,138
Total operating expenses	1,954,367	147,050	3,258,126	408,819
Other income (loss):
Interest expense	(103,538)	—	(103,538)	—
Gain on sale of fixed asset	—	545,451	—	545,451
Total other income (loss)	(103,538)	545,451	(103,538)	545,451
Minority interest	9,811	—	12,343	—
Net income (loss)	$(2,162,002)	$398,047	$(3,479,882)	$189,864

Foreign currency translation adjustment reclassified to net loss	—	—	(36,310)	—
Foreign currency translation gain (loss)	—	12,025	(754)	(9,804)
Comprehensive income (loss)	$(2,162,002)	$410,072	$(3,516,946)	$180,060

Loss per common share:
Basic and diluted	$(.06)	$0.02	$(.11)	$0.01
Weighted average shares:
Basic and diluted	38,678,473	25,008,407	32,175,011	25,008,407

See accompanying notes to consolidated financial statements.

OCEAN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2004	2003
Cash Flows From Development Activities:
Net income (loss)	$(3,516,946)	$189,864
Adjustments to reconcile net loss to net cash used in development activities:
Common stock issued for services	2,529,094	—
Depreciation and amortization	100,954	29,138
Cumulative translation loss expense	36,310	—
Reclassification of accounts payable and accrued expenses	363,644	—
(Gain) loss on sale of fixed assets	—	(545,451)
Minority interest	17,917	—
Other	22,344	—
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(5,726)	538
(Increase) decrease in prepaid expenses	(137,380)	—
Increase (decrease) in accounts payable and accrued expenses	(179,849)	298,626
(Increase) decrease in other assets	(99,333)	—
Increase (decrease) in other liabilities	(4,399)	—
Net Cash Used In Development Activities	(873,370)	(27,285)

Cash Flows From Investing Activities:
Capital expenditures	(189,920)	—
Net Cash Used In Investing Activities	(189,920)	—

Cash Flows From Financing Activities:
Issuance of common stock	554,983	—
Proceeds from short-term loan	—	32,080
Issuance of preferred stock	155,000	—
Sale of convertible notes	300,000	—
Sale of warrants	7,500	—
Proceeds from sale of participation agreement	100,000	—
Other	100	—
Net Cash Provided By Financing Activities	1,117,583	32,080

Effect of Exchange Rate Changes on Cash	—	(11,484)
Net Change In Cash	54,293	(6,689)

Cash and Cash Equivalents:
Beginning of period	—	6,689
End of period	$54,293	$—

See accompanying notes to consolidated financial statements.

Ocean Resources, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(1)                          Summary of Significant Accounting Principles

a)              Basis of Presentation: The unaudited consolidated financial statements of Ocean Resources, Inc. (the “Company”) include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Form 10-KSB for the fiscal year ended June 30, 2003, filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results of operations for the entire year ending June 30, 2004. Certain amounts from prior periods have been reclassified to conform with the period ended March 31, 2004 presentation.

The following summarize the more significant accounting and reporting policies and practices of the Company:

b)    Use of estimates: In preparing the consolidated statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses for the three and nine months ended March 31, 2004. Actual results may differ significantly from those estimates.

c)             Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries.  The Company’s wholly-owned subsidiaries include Caribbean Exploration, Inc., a Texas corporation, Blue Ocean Technologies, L.L.C., a Texas limited liability company and Marine Group International, Inc., a Panamanian company.  Titanic Explorations, Ltd., a British Virgin Islands company, is a wholly-owned subsidiary of Caribbean Exploration, Inc. Titanic Explorations is a 50% joint venture participant in International Recovery Group, LLC, a Nevis limited liability company established for the purpose of locating and recovering valuable cargo from various shipwrecks. Blue Ocean Technologies, L.L.C. has a 90% interest in Blue Ocean Wireless Communications, L.L.C., a Texas company. Inter-company balances and transactions have been eliminated.

d)             Earnings (loss) per share: Net loss per share Basic is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of dilutive securities such as stock options and warrants. Warrants outstanding at March 31, 2004 are exercisable for 1,325,000 shares. Such warrants are excluded from the computation of diluted earnings per share due to the Company incurring a net loss for the periods presented.

e)              Foreign currency transaction and translation gains (losses): The principal operations of the Company are located in the United Kingdom, therefore the Company is subject to transaction gains and losses. The Company’s reporting currency is the United States dollar.

f)                Comprehensive income: The Company reports comprehensive income in accordance with FASB Statement No. 130. “Reporting Comprehensive Income”. This statement establishes standards for reporting comprehensive income in financial statements. Material components of Accumulated Other Comprehensive Income must also be disclosed. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to the results or financial position of the Company. Accordingly, Comprehensive Income is included in the Statement of Operations, while Accumulated Other Comprehensive Loss is included in the Shareholders’ Deficit section of the Balance Sheet. Amounts are reported net of tax and include gains and losses on foreign currency translation adjustments.

g)             Recent Accounting Standards:  The Company has adopted the provisions of Financial Accounting Standards Board No. 150 “Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity” in accounting for its redeemable preferred stock.  As such, the Company has recorded the fair value of its issued redeemable preferred stock as equity in the Company’s consolidated balance sheet.

(2)                         Significant acquisitions: On December 31, 2003, the Company entered into an agreement to acquire 100% of the membership interest of Marine Group International, Inc., a Panamanian company with ownership rights to the Ocean Boomer vessel and remotely operated vehicle (“ROV”), in exchange for 4,107,500 shares of common stock, 587,000 shares of Series A preferred stock, and a promissory note in the amount of $950,000. On December 1, 2003, the Company entered into an agreement to acquire 100% of the membership interest of Blue Ocean Wireless Communications, LLC, a Texas company (“BOW”), and prepaid certain management and consulting services in connection with such company in exchange for 350,000 shares of restricted stock and 350,000 shares of free-trading S-8 common stock. This acquisition was effected through Blue Ocean Technologies, LLC (“BOT”), a wholly owned subsidiary. As part of the acquisition, a 10% interest plus depreciation expense up to $100,000 per year in BOW was contributed to Outback Management Services, LLC

(“Outback”), which will provide management services to BOW. The Company issued an additional 167,000 shares of S-8 common stock, to be held by BOT, as compensation for services rendered to the Company.

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

(4)                          Stockholders’ Equity: During the third quarter ended March 31, 2004, the Company sold 1,963,327 shares of common stock for proceeds of $260,000. The Company also sold 35,000 shares of Series B preferred stock for proceeds of $35,000, and 20,000 shares of Series C preferred stock for proceeds of $20,000. The Series B preferred stock is redeemable for warrants having the right to purchase an equivalent number of shares of common stock at an exercise price of $0.10 per share. Purchasers of Series C preferred stock acquired warrants having the right to purchase an equivalent number of shares of common stock at an exercise price of $0.10 per share. Also during the quarter, the Company issued the remaining 1,500 shares of the 4,107,500 shares of common stock and 587,000 shares of Series A preferred stock in connection with the acquisition of the Ocean Boomer vessel and ROV as noted in the Company’s 10-QSB for the quarter ended December 31, 2003. Such shares of Series A preferred stock are redeemable for warrants having the right to purchase an equivalent number of shares of common stock at an exercise price of $0.40 per share. The Company also issued 300,000 shares of Series A preferred stock upon the conversion of $300,000 principal amount of convertible notes as noted in the Company’s 10-QSB for the quarter ended December 31, 2003.  Such shares of Series A preferred stock are redeemable for warrants having the right to purchase an equivalent number of shares of common stock at an exercise price of $0.10 per share.  The Company also issued during the third quarter ended March 31, 2004, an aggregate of 867,000 shares of common stock in connection with the acquisition of Blue Ocean Wireless Communications, LLC as noted in the Company’s 10-QSB for the quarter ended December 31, 2003. The Company issued an additional 525,000 shares to Blue Ocean Wireless Communications to be used as compensation for services to be rendered.

During the third quarter, the Company issued to Argosy International an aggregate of 1,950,000 shares of common stock in partial settlement of a note payable, accrued salaries and expenses, and past services as noted in the Company’s 10-QSB for the quarter ended December 31, 2003. The Company also issued 550,000 shares of common stock to Argosy International as partial payment for intellectual property rights attached to certain wrecks in the North Atlantic. Mr. Graham Jessop, an officer and director of the Company, is also a director and shareholder in Argosy International.

During the quarter ended March 31, 2004, the Company issued 300,000 shares of common stock to each of its three outside directors in consideration of future services as board members, and 1,000,000 shares to MAC Partners, LLC in consideration of services rendered and to be rendered with regard to preparation of a Private Placement Memorandum and management of retail and institutional investments. MAC Partners received an additional 1,500,000 shares of common stock in consideration of its services in the acquisition of the Ocean Boomer vessel and ROV. The Company also issued to MAC Partners 1,900,000 shares of common stock in lieu of cash payment for services rendered during February and March 2004, and to be rendered during April 2004, and an additional 500,000 shares of common stock for ship management services. Also during the quarter ended March 31, 2004, the Company issued 1,048,220 shares of common stock to holders of salvage participation certificates as noted in the Company’s 10-QSB for the quarter ended December 31, 2003. Other common stock issuances during the third quarter ended March 31, 2004 include 37,000 shares to a crew member in lieu of wages, an additional 350,000 shares to this same individual for future services, an aggregate of 1,912,000 shares to investor relations companies in consideration of current and future services, 150,000 shares in consideration of future legal services, and 1,000,000 shares of common stock in consideration for future consulting services related to marine equipment acquisitions and contracts.

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

(7)                          Minority Interest: In connection with the acquisition of BOW the Company recorded minority interest to reflect the 10% interest of OutBack in BOW.  The 10% minority interest plus depreciation is reflected in the Company’s consolidated statement of operations as income of $12,343.  The related liability of $17,917 is reflected in the Company’s consolidated balance sheet.

(8)                          Warrants: In January, 2004 the Company sold to an investor a warrant to purchase 170,000 shares of common stock at $0.075 per share. The warrant may be exercised at the option of the investor at any time following the first exercise date of January 10, 2005 until its expiration on January 10, 2007. In conjunction with the purchase of Series B and Series C preferred stock, the Company issued to investors warrants to purchase 155,000 shares of common stock at $0.10 per share.

(9)                          Participation Certificates: During the quarter ended March 31, 2004, the Company converted $100,000 of salvage participation certificates to 1,048,220 shares of common stock.

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

(11)                    Supplemental Disclosure of Cash Flow Information: Cash flows from developmental activities include a number of significant non-cash transactions.  Non-cash transactions for the nine months ended March 31, 2004 include the acquisition of the Ocean Boomer vessel and ROV for stock and notes payable valued at $2,768,800, common stock issued for services valued at an aggregate of $2,529,000, the conversion of debt to equity for $430,000, and goodwill attributable to the acquisition of Blue Ocean Technologies, L.L.C. for $91,000.

(12)                    Subsequent Events: On April 6, 2004, the Company announced that it has authorized the issuance of a stock dividend to stockholders of record as of April 13, 2004. Each holder of OCRI common stock as of the record date is entitled to receive shares of Caribbean Exploration, Inc. (CEI), a wholly owned subsidiary of the Company, on a one-for-one basis. CEI owns Titanic Explorations, Ltd., which is a fifty percent partner with Ruby Mining Company, Inc. in International Recovery Group, LLC, a marine salvage enterprise governed under the laws of Nevis.

During the month of April, 2004, the Company sold 2,596,667 shares of common stock and 1,817,667 warrants for proceeds of $389,500.

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

Results of Operations

Three Month Period Ending March 31, 2004 Compared to the Three Month Period Ended March 31, 2003

Revenue- The Company recognized revenue of $27,565 at March 31, 2004 from telecommunication service subscriptions and installation fees related to its acquisition of BOW. There were no revenues from the comparative period, March 31, 2003.

Gross Profit- Gross profit decreased from ($354) to ($113,908). The primary reason for the decrease in gross profit is expenditures related to vessel operations, including crew, port, fuel, and license fee expenses.

Selling, General and Administrative Expenses- Selling, general and administrative expenses increased significantly to $1,856,441 in 2004 from $143,432 in 2003. This increase is primarily related to non-cash issuances of common stock for payment of management services, director fees, professional fees and investor relation expenses totaling $1,508,000, legal expenses of $86,000, commissions and fees of $30,000 related to the Company’s private placement financing efforts, and $30,000 for sales and marketing.

Other Income (Loss) - Other income decreased from $545,451 in 2003 to ($103,538) in 2004. The loss in 2004 is attributable to interest expense of $103,538. The gain in 2003 is the result of the disposal of certain fixed assets  pursuant to a Settlement Agreement related to Danepath, Ltd., a wholly owned subsidiary of the Company.

Nine Month Period Ending March 31, 2004 Compared to the Nine Month Period Ended March 31, 2003

Revenue- The Company recognized revenue of $36,434 at March 31, 2004 from telecommunication service subscriptions and installation fees related to its acquisition of BOW. Revenue from the comparative period, of $525,069, resulted from use of the vessel SV Explorer, formerly owned by the Company.

Gross Profit- Gross profit decreased from 10% to (358%). The primary reason for the decrease in gross profit relates to a significant decrease in revenue caused by vessel activity in 2003, which did not recur in 2004. Cost of sales decreased 65% from $471,837 to $166,995 due primarily to decreased vessel expenses.

Selling, General and Administrative Expenses- Selling, general and administrative expenses increased significantly to $3,157,172 in 2004 from $379,681 in 2003. This increase is primarily related to non-cash issuances of common stock for payment of management services, director fees, professional fees and investor relation expenses totaling $2,529,000, legal fees of $127,000, commissions and fees of $30,000 related to the Company’s private placement financing efforts, and $54,000 for sales and marketing.

Other Income (Loss) - Other income decreased from $545,451 in 2003 to ($103,538) in 2004. The loss in 2004 is attributable to interest expense of $103,538. The gain in 2003 is the result of the disposal of certain fixed assets  pursuant to a Settlement Agreement related to Danepath, Ltd., a wholly owned subsidiary of the Company.

Liquidity and Capital Resources

Cash and cash equivalents increased by $54,293 for the nine months ended March 31, 2004 compared to a $6,689 decrease for the nine months ended March 31, 2003. The major components of these changes are discussed below:

Cash Flows From Development Activities- Net cash used in development activities was $873,370 at March 31, 2004, compared to net cash used in development activities of $27,285 at March 31, 2003. The increase in cash used from development activities resulted from a significant increase in net loss offset by common stock issued for services and a reclassification of accounts payable and accrued expenses.

Cash Flows From Investing Activities-  Cash flows used in investing activities was $189,920 for the purchase of computer equipment, office furniture, and vessel retrofit in addition to investment in the Company’s Blue Ocean Wireless subsidiary. The Company had no cash flows from investing activities during the nine months ended March 31, 2003.

Cash Flows From Financing Activities- Cash flows provided by financing activities were $1,117,583 during the nine months ended March 31, 2004, primarily due to proceeds from the sale of convertible notes, issuance of common stock, sale of preferred stock and sale of stock participation agreements. Cash flows provided by financing activities were $32,080 for the nine months ended March 31, 2003 due to proceeds from a short-term loan.

Liquidity Plan

There can be no assurance that the Company’s financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company is currently evaluating its options for raising additional working capital via a private placement of either debt or equity.

During the first nine months ended March 31, 2004, the Company was able to raise through private placements $1,017,500. Common stock accounted for $555,000, preferred stock for $155,000, convertible notes converted into preferred stock for $300,000, stock participation agreements for $100,000, and warrants for $7,500.

Research and Development Plans

There are no plans for research and development in the foreseeable future, nor are any expenses in connection with research and development expected.

Forward-Looking Statements

This Form 10-QSB includes “forward-looking statements.” All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB, which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 3. Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, Dennis McLaughlin, III, the President and Chief Executive Officer, and Steven Sanit, the Chief Financial Officer, have concluded that, in their judgment, the Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company, including the Company’s subsidiaries, is accumulated and communicated to the Company’s management, including its principal executive and financial officers of the Company or its subsidiaries, to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.  The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. Changes in Securities and Use of Proceeds

During the nine months ended March 31, 2004, the Company has issued 3,442,494 shares of Common Stock for $555,000 in cash, 300,000 shares of Series A Preferred Stock for $300,000 in cash, 135,000 shares of Series B Preferred Stock for $135,000 in cash, and 20,000 shares of Series C Preferred Stock for $20,000 in cash.  Warrants outstanding at March 31, 2004 are exercisable for 1,325,000 shares of common stock.  The securities have been issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.  The purchasers of these securities are accredited investors who made informed investment decisions and had access to material information regarding the Company. The certificates representing the common and preferred shares, and warrants, bear appropriate legends restricting the transfer of such securities.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2004, covered by this report, to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description
3.3	Certificate of Stock Designation dated January 2004.
3.4	Certificate of Stock Designation dated March 2004.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K for the quarter ended March 31, 2004:

Date of Filing	Subject
January 14, 2004

Press release announcing the formation of Blue Ocean Technologies, LLC, a technology based company designed to evaluate, procure, and deploy broadband technologies for the advancement of deep water research and recovery operations.

February 4, 2004	Press release announcing the acquisition of the recovery vessel, Ocean Boomer, and the Abyssub 5000, a remotely operated vehicle.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Resources, Inc.
Registrant

May 24, 2004	/s/ Dennis McLaughlin III
Date	Dennis McLaughlin III
Chief Executive Officer

May 24, 2004	/s/ Steven Sanit
Date	Steven Sanit
Chief Financial Officer