Form 10KSB
period 2004-06-30
OCEAN RESOURCES INC
filed 2004-10-13
CIK 1114222

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2004
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No. 000-49750

OCEAN RESOURCES INC.
(Name of Small Business Issuer in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	33-0857223 (I.R.S. Employer Identification No.)
3001 Knox Street, Suite 403, Dallas, Texas 75205 (Address of Principal Executive Offices)
(214) 389-9800 (Issuer's Telephone Number, Including Area Code)

Securities Registered Under Section 12(b) of the Exchange Act:

Title of Each Class None	Name of Each Exchange on which Registered

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The registrant had no revenues for the most recent fiscal year. As of October 12, 2004 the Registrant had 102,557,301 shares of Common Stock, $.0001 par value, outstanding, and the aggregate market value of the shares held by non-affiliates on that date was approximately $8,561,500.

Transitional Small Business Disclosure format: Yes ☐    No ☒

PART I

Item 1. Description of Business

(a) Business Development

        Ocean Resources, Inc. (the "Company") was incorporated in the State of Delaware on April 14, 1999. The Company was originally incorporated as Clip "N Pierce Fashions, Inc., a manufacturer, designer, and marketer of jewelry products. Unable to implement its original business plan, the Company entered into an agreement on April 22, 2002 with Argosy International, Ltd., a Turks and Caicos Island corporation, whereby the Company acquired all of the issued and outstanding shares of Danepath Ltd., a United Kingdom company ("Danepath") and Titanic Explorations Limited, a British Virgin Islands company ("TEL"). Simultaneous with the acquisition, the Company changed its name to Ocean Resources, Inc. and shifted its business focus to deep water exploration and recovery.

        The Company's common stock is presently quoted on the Over the Counter Bulletin Board. Its executive offices are presently located at the office of its Chief Executive Officer, Dennis McLaughlin, at 3001 Knox Street, Suite 403, Dallas, Texas 75205. Its telephone number is (214) 389-9800 and its facsimile number is (214) 389-9806.

(b) Business of Issuer

        The Company is engaged in the business of deep water research, exploration, survey, and recovery operations of valuable shipwrecks. Revenue is anticipated to be derived through the sale of recovered cargo from deep-ocean shipwrecks located in international waters. Projects will be directed by the company's vice president of salvage recovery operations, Mr. Graham Jessop, an internationally accomplished deep sea salvage expert who participated in the recoveries of the RMS Titanic, RMS Carpathia, S.S. John Barry and HMS Edinburgh.

        The Company will utilize archival shipwreck research acquired with the acquisition of TEL from Argosy International. In addition, the Company will utilize research developed by Mr. Jessop over a 20-year period. Further, the Company has contractual relationships with third party shipwreck researchers within the network of historical maritime and deep-ocean survey communities which provide a collective base of knowledge from which to launch successful recovery projects.

        The technologies to be employed by the Company will allow for recovery operations in waters much deeper than previously possible. These technologies include the search and recovery vessel M.V. Ocean Boomer (formerly M.V. Northern Horizon). The M.V. Ocean Boomer is a dynamically positioned ship that has seen service on high profile expeditions such as the discoveries of HMS Hood and Bismarck. Additional technologies to be utilized include a Remotely Operated Vehicle (ROV) that operates in depths of up to 5,000 meters, a "grab" technology that is remotely operated, and the latest in sonar and global positioning equipment and software.

        Deep-ocean shipwrecks in international waters present large opportunities for the Company. Once thought impossible to salvage, shipwrecks that are in depths of up to 5,000 meters are prime candidates for recovery. To the best of the Company's knowledge, no other marine salvor today operates similar technology in 2,500-meter to 5,000-meter depths.

        The Company, through operating subsidiaries and with partners, plans to conduct or participate in several projects simultaneously. Presently there are several shipwreck projects in various stages of development. The Company's projects are divided into two categories:

  •
  Projects located in international waters where permission from a governmental authority is not necessary.

  •
  Projects where governmental permission is necessary due to the location of the wreck or some sovereign claim.

        On September 8, 2003, the Company entered into a tri-party license agreement with Valurex, SA of Panama City, Republic of Panama and Blue Water Recoveries Limited of West Sussex, UK. This license agreement relates to a commercial cargo ship sunk in 1942 by a German U-Boat. The manifested cargo has an approximate fair market value at current spot prices of approximately $55 million. The manifested cargo includes copper, tin, cobalt, uranium ore, tantalite and cadmium sticks. Under the terms of the license agreement, the Company has acquired the rights and information as to the exact location of this wreck, among other information. This agreement was contingent upon the payment of a $75,000 license fee, which the Company paid on September 12, 2003. The agreement further requires the Company to commence salvage operations within eighteen months. This agreement also gives the Company the first right of refusal to four other wrecks for which the counter parties control information relating to location and cargo. The agreement requires the Company to pay the counter parties $500,000 from the first $1 million of salvage proceeds and 5% of the salvage proceeds thereafter until completion.

        On June 14, 2004, the Company entered into a sub-contractor agreement with Argosy International Limited for the right to salvage two World War I wrecks located off the Irish coast. The agreement provides for the Company to retain 85% of the net salved value of the cargo recovered less a one time fee of $160,000.

Market

        The marine salvage market has recently received large media attention with recent discoveries. Many scientists and archeologists believe that the oceans hold more ore from sunken assets than the earth still holds to mine. This has lured many companies and individual treasure seekers to take on a high-risk, high-return and high-excitement venture. Many of the wrecks in shallower waters have already been identified and recovered. These wrecks are primarily the domain of small salvage companies, fisherman and sport divers. Deep-ocean exploration, on the other hand, is largely confined to well-financed, well-equipped companies with the technical and professional expertise required for such expeditions.

Competition

        Marine exploration is a niche market. The majority of salvors today are limited to shallow waters because of the scarcity of experienced and professional expertise and the substantial investment in equipment necessary for the deeper depths.

        The limited number of salvors participating in deep-ocean exploration are primarily driven by changes and advances in technology. ROVs are today's top technological advances as they allow for the recovery and exploration of depths far beyond that of a human-occupied vessel. There are only a few of these machines in the marketplace and only a handful possess the ability to travel to the new, un-recovered areas at depths as deep as 5,000 meters below sea level. The cost and proprietary nature of grabber technology further restricts new market entry or a transition to the deeper depths by existing entities. Consequently, the vast majority of deep-ocean salvors opt to pursue wrecks in depths of less than 2,500 meters.

        Two of the more notable deep-ocean exploration companies are Odyssey Marine Exploration, Inc. and Nauticos Corporation, a division of Oceaneering International. Odyssey is most recently credited with discovering the SS Republic off the coast of Georgia. Nauticos is noted for its discovery of the WWII Japanese aircraft carrier Kaga. Neither company is presently seen as a significant competitor in waters beyond the 2,500-meter range. Odyssey has recently invested heavily in equipment capable of reaching a maximum depth of 2,500 meters. Although credited with several finds, Nauticos is primarily engaged in support work for the U.S. Navy.

Sources and Availability of Equipment

        The specialized equipment needed to conduct deepwater exploration and salvage is available only for purchase from a very limited number of third party manufacturers. The cost of this equipment can be extremely high. While the high costs present barriers to entry into the field of underwater exploration for potential competitors, it also translates to large outlays of capital for retrofitting seagoing vessels with the latest technology. Additionally, the Company must rely on a very small number of suppliers and skilled technicians to effectively utilize this equipment. The only alternative is for the Company to rent ships and equipment from third-party owners/operators. Generally, since there is a limited amount of such equipment available for rent, the rental cost is extremely high, potentially greater than purchasing such equipment. In addition, renting equipment does not allow for the development of the technology, as it is owned by a third party.

Research and Development

        The Company believes that research and development is an important factor in its future growth. Therefore, the Company must continually invest in the technology to provide the best possible opportunity to capitalize on every excursion it leads. No assurance can be made that the Company will have sufficient funds to purchase technological advances as they become available. Additionally, due to the rapid rate at which technology advances, the Company's equipment may be outdated quickly, preventing or impeding the Company from realizing its full potential.

Patents, Copyrights and Trademarks

        The Company intends to protect its intellectual property via patent, copyright and/or trademark filings, as appropriate. It has filed no applications as of this date.

Governmental Regulation

        To the extent that the Company engages in shipwreck search and recovery activities in the territorial, contiguous or exclusive economic zones of countries, the Company must comply with applicable regulations and treaties. Prior to engaging in any project, the Company seeks legal advice to ascertain what effect applicable regulations and treaties may have on the financial returns of the operation. This factor is taken into account in determining whether to proceed with a project as planned. In addition, the Convention for the Protection of Underwater Cultural Heritage has been adopted by the United Nations Educational, Scientific & Cultural Organization. This Convention could restrict access to historical shipwrecks throughout the world to the extent that it would require compliance with certain guidelines. These guidelines require adherence to strict archaeological practices, and the Company intends to follow these guidelines in all projects to which the guidelines are applicable.

        The Convention states that artifacts may not be sold, but it also states that this prohibition may not prevent the provision of archaeological services. The Company believes that the primary value of the cargoes it seeks are trade goods (such as metal ingots), which are not artifacts of historical, archaeological or cultural significance and so will not be subject to the rule prohibiting sale. The primary countries from which the Company plans on obtaining rights to shipwrecks through regulatory or legal means have already indicated that they will not sign the Convention. Nevertheless, the Company believes that the proposed convention, if adopted, could increase regulation of shipwreck recovery operations and may result in higher costs.

Cost of Research and Development

        For fiscal year 2004, the Company expended no measurable amount on research and development efforts.

Cost and Effects of Compliance with Environmental Laws

        The Company will be subject to environmental laws and regulation in connection with its planned recovery activities. The Company does not anticipate that the costs to comply with such laws and regulations will have any material effect on the Company's financial position.

Employees and Consultants

        At June 30, 2004, the Company employed two (2) persons, choosing to engage other personnel via consulting arrangements. Consultants perform a variety of tasks for the benefit of the Company, including, management, legal, shipwreck research, permitting and licensing, public and investor relations, and other services.

Risk Factors

        Investors in shares of our Common Stock should consider the following risk factors, in addition to other information in this Form 10-KSB:

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

  2.
  Uncertain Reliability of Research and Data. The success of a shipwreck project will be dependent to a substantial degree upon the validity and accuracy of our research and data. By its very nature, however, all such research and data regarding shipwrecks, such as those sought by us, is imprecise, incomplete and unreliable as it is often composed of or affected by numerous assumptions, rumors, "legends," historical and scientific inaccuracies and inaccurate interpretations which have become a part of such research and data over time.

  3.
  Dependence on Others for Location of Wreck Sites. While the Company owns archival shipwreck research, as well as research which was developed by Mr. Jessop, it will be necessary to contract with third parties such as Blue Water Recoveries for any additional information necessary for the location and recovery of wreck sites.

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

  7.
  Uncertain Market for and Value of Recovered Cargo. Even if valuable items can be located and recovered, it is difficult to predict the price that might be realized for these items. The value of the recovered items, particularly metals, will fluctuate. Moreover, the entrance on the market of a large supply of similar items from shipwrecks located and recovered by others could itself depress the market for these items.

  8.
  Delay in Distribution or Sale of Recovered Objects. The methods and channels, which may be used in the disposition of the recovered items, are uncertain at present and may include one or a combination of several alternatives. Ready access to buyers for disposition of any items recovered, however, cannot be assured and delays in the disposition of such items are very possible.

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

  12.
  Need for Additional Capital. The Company will need additional capital in order to conduct the search, recovery and marketing phases of its projects until it is able to generate revenue from the sale of recovered items. There is no assurance additional capital will be available as and when needed or on terms and conditions acceptable to the Company.

  13.
  Public Market for the Company's Common Stock. Although there is a limited market for our common stock, there can be no assurance that such a market can be sustained. The investment community could show little or no interest in the Company in the future. As a result, purchasers of our securities may have difficulty selling such securities should they desire to do so. The common stock currently trades on the OTC Bulletin Board.

  14.
  Control by Existing Management. The current executive officers and directors of the Company control approximately 4% of our outstanding voting power. Accordingly, the current executive officers and directors do not have the ability to significantly influence the outcome of elections of our directors and other matters presented to a vote of shareholders.

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

  16.
  Forward-Looking Statements and Associated Risk. Management believes that this Annual Report contains forward-looking statements, including statements regarding, among other items, the Company's future plans and growth strategies, and anticipated trends in the industry in which the Company operates. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results may well differ materially from these forward-looking statements as a result of the factors described herein, including, among others, regulatory or economic influences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire or prove to be accurate.

Item 2. Description of Property

        The Company maintains its executive offices at the office of its Chief Executive Officer, Dennis McLaughlin, at 3001 Knox Street, Suite 403, Dallas, Texas 75205. Its telephone number is (214)389-9800 and its facsimile number is (214)389-9806.

        The M.V. Ocean Boomer, a 1,833 gross tonnage vessel, is registered in Panama. Its main dimensions include a length of 69.22 meters, breadth of 12.34 meters, and depth of 8.08 meters. The steel hulled, diesel electric vessel is capable of speeds up to 12 knots.

        The Abyssub 5000 ROV is a 4,000 meter rated work vehicle equipped with a fully redundant 40Hp electro-hydraulic power system, sonar, cameras, and tether system.

Item 3. Legal Proceedings

        The Company is involved in various claims and other legal matters initiated by the Company in the course of conducting its business. The Company believes that neither such claims and legal matters nor the cost of prosecuting and/or defending such claims and legal matters will have a material affect on the Company's financial condition or cash flows. No material claims are currently pending; however, no assurances can be given that future claims, if any, may not be material.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to the shareholders for a vote during the fiscal year ended June 30, 2004.

Item 5. Market for Common Equity and Related Stockholder Matters

(a)
Principal Market or Markets

        The Company's common stock is traded on the OTC Bulletin Board under the symbol "OCRI". The following table sets forth the range for the high and low bid quotations for the Company's securities as reported by the OTC Bulletin Board. These prices are believed to be representative inter-

dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

	Fiscal 2004		Fiscal 2003
Period
	High	Low	High	Low
1st Quarter	$0.56	$0.23	$3.25	$0.03
2nd Quarter	$0.40	$0.18	$2.00	$0.30
3rd Quarter	$0.46	$0.19	$0.70	$0.16
4th Quarter	$0.18	$0.13	$0.38	$0.16
(b)
Approximate Number of Holders of Common Stock

        The number of record holders of the Company's common stock at June 30, 2004 was approximately 163. This does not include shareholders that hold their stock in street name with broker-dealers.

(c)
Dividends

        Holders of the common stock are entitled to receive such dividends as may be declared by the Company's board of directors. No dividends have been paid with respect to the Company's common stock and none are anticipated in the foreseeable future.

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

        Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(b)
Results of Operations for the Years Ended June 30, 2004 and 2003

Financial Condition, Capital Resources and Liquidity

        Revenues—For the year ended June 30, 2004, the Company recorded no revenues. Revenue of $528,900 from the comparative period ended June 30, 2003, was the result of use of the vessel SV Explorer, formerly owned by the Company.

        Gross Profit—Gross profit decreased from $53,600 in fiscal year 2003 to $(475,195) in fiscal year 2004. The decrease of $528,800 is primarily due to the absence of vessel revenues coupled with increased costs associated with the purchase, maintenance, and upgrading of the Ocean Boomer vessel acquired in 2004.

        Selling, General and Administrative Expenses—Selling, general and administrative expenses increased significantly to $7,255,500 in fiscal 2004 from $1,109,600 in fiscal 2003. This increase is primarily related to the non-cash issuances of common stock for payment of management services provided by MAC Partners, LP; the services of Graham Jessop provided through Argosy International;

director fees; and professional fees including legal, consulting and investor relation expenses totaling $4,407,400. The Company also incurred additional MAC Partners management services fees of $441,300; Argosy International fees of $157,800; legal expenses of $311,800; consulting expenses of $43,200; commissions and fees of $119,400 related to the Company's financing and investor relations efforts, and travel related expenses of $120,700. An additional expense of $952,700 was the result of an impairment of goodwill related to the Reva, Inc. shares received in the sale of Blue Ocean Wireless Communications, LLC ("BOW").

        Other Income (Loss)—Other income increased from $549,400 in fiscal 2003 to $1,029,900 in fiscal 2004. Fiscal year 2003 other income is primarily due to the gain recognized on the sale of fixed assets offset by a write-off of fixed assets. Fiscal year 2004 other income is primarily due to the gain on the sale of BOW to Reva, Inc.

Liquidity/Working Capital

        At June 30, 2004, the Company had a working capital deficit of $421,900 compared to a working capital deficit of $543,600 at June 30, 2003. The decrease is primarily due to an increase in cash and cash equivalents of $92,900 and total prepaid expenses of $1,097,500 offset by an increase in accounts payable and accrued liabilities of $447,800 and notes payable, bank loans and other liabilities of $643,200.

        Net cash used in development activities was $(140,700) in fiscal year 2004 compared to $(43,500) in fiscal year 2003. The increase in cash used in development activities was primarily due to a significant increase in net loss offset by common stock issued for goods and services and an increase in accounts payable and accrued expenses.

        Net cash used in investing activities in fiscal year 2004 was $(1,785,900) for the purchase of communications and computer equipment, furniture and fixtures, leasehold improvements, vessel and vessel upgrading expenses.

        Cash flows provided by financing activities was $2,407,100 in fiscal year 2004 compared to $59,200 in fiscal year 2003. The increase was due to the issuance of common and preferred stock, proceeds from a stock participation agreement, sale of convertible notes, and the net proceeds from loans to the Company.

        There can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

        The Company is currently evaluating its options for raising additional working capital via a private placement of either debt or equity.

Net Operating Loss Carry-forwards

        The Company has net operating loss carry-forwards of approximately $7,241,300 expiring $6,225,600, $560,100, $191,900, and $263,700 at June 30, 2024, 2023, 2022, and 2021, respectively. The Company has a $2,534,500 deferred tax asset resulting from the loss carry-forwards, for which it has established a one hundred percent (100%) valuation allowance. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Ocean Resources, Inc.

We have audited the accompanying consolidated balance sheet of Ocean Resources, Inc. as of June 30, 2004, and the related statement of operations, changes in stockholders' (deficit) equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Resources, Inc. at June 30, 2004 and the results of its operations and cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Ocean Resources, Inc. will continue as a going concern. As more fully described in Note 9, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York
October 13, 2004

OCEAN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

Fiscal Year Ended June 30, 2004
ASSETS
Current Assets
Cash and cash equivalents	$92,858
Accounts receivable from affiliates	22,902
Prepaid expenses	99,826
Prepaid consulting services	165,000
Prepaid director fees	210,500
Prepaid investor relations services	344,822
Prepaid management services	278,333

Total Current Assets	1,214,241

Property and equipment, net	3,878,877
Prepaid expenses long-term	8,333
Investment in unconsolidated subsidiary	313,295

Total Assets	$5,414,746

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$932,804
Note payable	703,333

Total Current Liabilities	1,636,137

Long-term note payable	316,667

Total Liabilities	1,952,804

Stockholders Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 1,317,000 issued	1,317
Common stock, $0.0001 par value; 150,000,000 shares authorized; 60,964,136 and 27,777,892 shares issued and outstanding, respectively	6,096
Common stock to be issued	20
Additional paid-in capital	10,816,144
Accumulated deficit	(7,241,325)
Accumulated comprehensive loss	(36,310)
Treasury stock	(84,000)

Total Stockholders' Equity (Deficit)	3,461,942

$5,414,746

See accompanying notes to consolidated financial statements.

OCEAN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
	2004	2003
Revenue	$—	$528,915
Cost of sales	475,195	475,292

Gross profit (loss)	(475,195)	53,623
Operating expenses:
Stock compensation for:
Management services	2,466,767	—
Professional fees	1,487,484	—
Services	151,633	—
Director fees	301,500	—
General and administrative—other	781,963	991,655
Selling	65,384	—
Depreciation	240,728	32,904
Loss on unconsolidated subsidiary	70,775	—
Impairment of assets	952,705	138,652
Interest expense	261,333	—

Total operating expenses	6,780,272	1,163,211

Operating income (loss)	$(7,255,467)	$(1,109,588)

Other income (loss):
Gain on sale of fixed asset	—	549,446
Gain on sale of subsidiary	1,029,855	—
Interest income	—	3

Total other income (loss)	1,029,855	549,449

Net income (loss)	$(6,225,612)	$(560,139)

Loss per common share:
Basic and diluted	$(.17)	$(.02)
Weighted average shares:
Basic and diluted	35,821,378	27,777,892

See accompanying notes to consolidated financial statements.

OCEAN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2004	2003
Cash Flows From Development Activities:
Net income (loss)	$(6,225,613)	$(560,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	4,255,751	250,500
Common stock issued for goods	151,633	257,527
Depreciation	240,728	32,904
Amortization of stock warrants	229,833	—
Effect of exchange rate on cash	4,188	14,225
(Gain) loss on sale of fixed assets	—	(549,446)
(Gain) loss from unconsolidated subsidiary	70,775	—
(Gain) loss from sale of subsidiary	(1,029,855)	—
Impairment of assets	1,019,205	138,652
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(22,464)	122
(Increase) decrease in prepaid expenses	(33,874)	(952)
Increase (decrease) in accounts payable and accrued expenses	811,409	387,313

Net Cash Used In Operating Activities	(528,284)	(52,474)
Cash Flows From Investing Activities:
Capital expenditures	(1,966,632)	—
Sales value of subsidiary assets sold	180,689	—

Net Cash Used In Investing Activities	(1,785,943)	—
Cash Flows From Financing Activities:
Issuance of common stock	1,546,749	—
Issuance of preferred stock	430,000	—
Sale of convertible notes	300,000	—
Repayment of loans	(152,605)	—
Proceeds from sales of warrants	19,500	—
Proceeds from bank overdraft	(36,558)	36,558
Proceeds from sale of participation agreement	100,000	—
Proceeds from short-term loan	200,000	22,605

Net Cash Provided By Financing Activities	2,407,086	59,163

Net Change In Cash	92,858	(6,689)
Cash and Cash Equivalents:
Beginning of period	—	6,689
End of period	$92,858	$—

See accompanying notes to consolidated financial statements.

OCEAN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Number of Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders Equity
BEGINNING BALANCE—June 30, 2003	27,777,892	$—	$2,777	$505,601	$(36,310)	$(1,015,712)	—	$(543,644)
Preferred shares acquired through financing	—	$430	—	$429,570	—	—	—	$430,000
Common shares acquired through financing	11,927,700	—	$1,193	$1,545,556	—	—	—	$1,546,749
Preferred shares acquired for vessel	—	$587	—	$175,213	—	—	—	$175,800
Common shares acquired for vessel and database	4,107,500	—	$411	$1,736,034	—	—	—	$1,736,445
Preferred shares issued for convertible notes	—	$300	—	$299,700	—	—	—	$300,000
Common shares issued for BOW & BOT	1,225,000	—	$122	$297,378	—	—	—	$297,500
Common shares issued for services rendered and to be rendered	22,094,500	—	$2,210	$5,477,162	—	—	—	$5,479,372
Common shares surrendered	(7,016,671)	—	$(702)	$702	—	—	—	$—
Common shares acquired in lieu of participation agreement	1,048,215	—	$105	$99,895	—	—	—	$100,000
Warrants issued and accretion of warrants	—	—	—	$249,333	—	—	—	$249,333
Comprehensive loss	—	—	—	—	—	$(6,225,613)	—	$(6,225,613)
Shares held by unconsolidated subsidiary	—	—	—	—	—	—	$(84,000)	$(84,000)
ENDING BALANCE—June 30, 2004	61,164,136	$1,317	$6,116	$10,816,144	$(36,310)	$(7,241,325)	$(84,000)	$3,461,942

See accompanying notes to consolidated financial statements.

Ocean Resources, Inc.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Principles.

        Ocean Resources, Inc. (the "Company") is a Delaware chartered corporation which conducts business from its headquarters in Dallas, Texas. The Company was incorporated on April 14, 1999 under the name Clip "N Pierce Fashions, Inc., but changed its name to Ocean Resources Inc. on May 23, 2002 to more accurately reflect its shifted focus on maritime salvage operations. At present, the Company and its wholly owned subsidiaries are relying on debt and equity financing until it can successfully conclude a salvage operation.

        The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations for the period then ended. Actual results may differ from those estimates, and such differences may be material to the financial statements.

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

  b)
  Principles of consolidation. The consolidated financial statements include the accounts of Ocean Resources, Inc. and its subsidiaries. The Company's wholly-owned subsidiaries include: Ocean Operating, Inc. ("OOI"), a Texas company, Caribbean Exploration, Inc. ("CEI"), a Texas corporation, and Blue Ocean Technologies, LLC ("BOT"), a Texas limited liability company. OOI owns 100% of the outstanding shares of Ocean Boomer, Inc. ("OBI"), a New Jersey corporation, which has a wholly-owned subsidiary, Marine Group International, Inc. ("MGI"), a Panamanian company. All of the Company's wholly-owned subsidiaries were formed during fiscal year 2004. Titanic Explorations, Ltd. ("TEL"), a British Virgin Islands company, is a wholly-owned subsidiary of CEI. BOW was treated as an unconsolidated subsidiary as a result of its sale to Reva, Inc. at June 30, 2004. Inter-company balances and transactions have been eliminated.

  c)
  Recognition of revenue and expenses. The Company recognizes revenues when billed. Cost of sales and general, administrative, and selling expenses are recognized as incurred.

  d)
  Depreciation. The Company calculates depreciation using the MACRS method of depreciation. Vessel related assets are depreciated based on a useful life of 10 years; computer equipment and leasehold improvements are depreciated over a useful life of 5 years, and furniture and fixtures over a useful life of 7 years.

  e)
  Interest expense. The Company incurred $31,500 of interest expense in fiscal year 2004 related to notes payable for the acquisition of the Ocean Boomer vessel and ROV and $229,800 for accretion of warrants. In fiscal year 2003, the Company did not incur any interest expense.

  f)
  Net earnings (loss) per share. Net earnings (loss) per share Basic is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of dilutive securities such as stock options and warrants. Warrants outstanding at June 30, 2004 are excluded from the computation of diluted earnings per share due to the Company incurring a net loss for the periods presented.

  g)
  Foreign currency transaction and translation gains (losses). The principal operations of the Company are located in the United Kingdom or at sea in international waters. On a consolidated basis the Company's reporting currency is the United States dollar.

  h)
  Comprehensive income. The Company reports comprehensive income in accordance with FASB Statement No. 130. "Reporting Comprehensive Income". This statement establishes standards for reporting comprehensive income in financial statements. Material components of Accumulated Other Comprehensive Income must also be disclosed. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to the results or financial position of the Company. Accordingly, Comprehensive Income is included in the Statement of Operations, while Accumulated Other Comprehensive (Loss) Income is included in the Shareholders' Equity section of the Balance Sheet. Amounts are reported net of tax and include gains and losses on foreign currency translation adjustments.

  i)
  Recent accounting standards. The Company has adopted the provisions of Financial Accounting Standards Board No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" in accounting for its redeemable preferred stock. As such, the Company has recorded the fair value of its issued redeemable preferred stock as equity in the Company's consolidated balance sheet.

(2) Significant Acquisitions.

        On December 1, 2003, the Company entered into an agreement to acquire 100% of the membership interest of Blue Ocean Wireless Communications, LLC ("BOW"), a Texas company, and prepaid certain management and consulting services in connection with such company in exchange for 350,000 shares of restricted stock and prepaid certain management/consulting services in exchange for 350,000 shares of free-trading S-8 common stock. This acquisition was effected through Blue Ocean Technologies, LLC ("BOT"), a wholly-owned subsidiary. As part of the acquisition, a 10% interest plus depreciation expense was contributed to Outback Management Services, LLC ("Outback"), which provides management services to BOW. The Company issued an additional 167,000 shares of S-8 common stock, held by BOT, as compensation for services rendered to the Company. On December 31, 2003, the Company entered into an agreement to acquire 100% of the membership interest of Marine Group International, Inc., a Panamanian company with ownership rights to the Ocean Boomer vessel and remotely operated vehicle ("ROV"), in exchange for 4,107,500 shares of common stock, 587,000 shares of Series A preferred stock and a promissory note in the amount of $950,000. In June 2004, the Company exchanged its membership interest in MGI for 1,000 shares of Ocean Operating, Inc. common stock. OOI subsequently exchanged its membership interest in MGI for 1,000 shares of Ocean Boomer, Inc. common stock.

(3) Divestitures.

        On December 31, 2003, the Company entered into an agreement to sell 100% of the issued and outstanding shares of its subsidiary, Danepath Limited, to SAS Ltd., a Nevis limited liability company, in exchange for $1.00. The Company has indemnified the buyer and Mr. Graham Jessop, an officer and director of the Company, against any loss or liability from this transaction. On June 30, 2004, Blue Ocean Technologies, LLC entered into an agreement for the sale of its BOW subsidiary to Reva, Inc., a Colorado corporation. Under the terms of the agreement, BOT will receive, in the aggregate, 30,000,000 shares of Reva common stock in exchange for 100% of the outstanding shares of BOW. The Reva shares are recorded on the equity basis and the excess is recorded as goodwill. On June 30, 2004, the Company considered the value of the Reva shares to be impaired resulting in the write-down of goodwill.

(4) Other Transactions.

        On June 26, 2004, the Company and its wholly-owned subsidiary, Caribbean Exploration, Inc. and CEI's wholly-owned subsidiary, Titanic Explorations, Ltd., (collectively, "ORI") entered into a Settlement Agreement and General Release (the "Agreement") with Ruby Mining Company, Inc. and Admiralty Corporation (collectively, "Ruby") to settle all claims and controversies as they relate to the International Recovery Group, LLC joint venture established in March 2002. Pursuant to the terms of the Agreement, ORI relinquished all claims and/or rights it had or may have in connection with the permit Ruby secured from the Jamaican government to search the Pedro Banks area for valuable shipwrecks in exchange for 300,000 warrants of Ruby common stock, the exclusive right to operate a commercial scuba diving and snorkeling operation in and around the area of the Pedro Banks, and 100% ownership in IRG. The Ruby warrants expire on July 1, 2006 and have a strike price of $1.00 per warrant. If OCI elects to develop and operate a commercial scuba diving and snorkeling operation in and around the area of the Pedro Banks, Ruby will be entitled to 50% of the net operating profits.

(5) Stockholders' Equity.

        During fiscal year 2004, the Company sold 11,927,700 shares of $0.0001 par value common stock for proceeds of $1,544,500. The Company also converted $100,000 of salvage participation rights into 1,048,200 shares of $0.0001 par value common stock. The Company received $430,000, in the aggregate, from the sale of 430,000 shares of $0.001 par value Series A, B, and C preferred stock. The Company issued an additional 300,000 shares of preferred stock upon the conversion of $300,000 of convertible notes.

        Also during fiscal year 2004, the Company issued 4,107,500 shares of common stock and 587,000 shares of preferred stock as partial payment for the Ocean Boomer vessel and ROV. The Company issued an additional 700,000 shares of common stock in connection with the acquisition of Blue Ocean Wireless Communications.

        The Company issued an additional 22,094,500 common shares in fiscal 2004 in exchange for services rendered or to be rendered. Of these, 7,410,000 shares were issued to MAC Partners LP for management services, 2,000,000 shares to Dennis McLaughlin, 600,000 shares to each of its outside directors, 4,715,500 shares to investor relations firms, 2,805,000 shares for consulting services, 210,000 shares for legal services, 387,000 shares to a crew member, 167,000 shares to Company subsidiaries for services, and 2,500,000 shares to Argosy International for services rendered, partial payment for intellectual property rights and settlement of a note payable. All shares issued for services rendered or to be rendered are valued based on the closing price on the date of issue except for shares issued to MAC Partners beginning April 2004 which were discounted to $0.10 per share. Argosy International surrendered 7,016,671 common shares during fiscal 2004 in exchange for a warrant to purchase 1,000,000 common shares at $0.40 per share. The warrant expires October 2007.

(6) Note Payable.

        During the quarter ended December 31, 2003, the Company issued a promissory note in the principal amount of $950,000 as part of the purchase price for the Ocean Boomer vessel and ROV. The note bears interest at 7% per annum and is due no later than June 30, 2005. The balance due as of June 30, 2004 was $820,000. During the quarter ended June 30, 2004, the Company received an additional $200,000 on a short-term, non-interest bearing demand loan from a third party.

(7) Warrants.

        The Company has issued, in the aggregate, 8,184,635 warrants during the fiscal year ended 2004. The exercise prices of the warrants range from $0.075 to $0.50, with an average exercise price of $0.18. The terms of the warrants range from two to five years, with an average term of three years. Of the warrants issued, 770,000 were purchased directly; 3,936,201 were issued in conjunction with the purchase of common or preferred stock, and 1,000,000 issued to Argosy International in exchange for the surrender of 7,016,671 shares of common stock. The remaining 2,478,434 warrants were issued to service providers.

Issue Date	Expiration Date	Exercise Price	# of Warrants
Sep-03	Sep-06	0.100	250,000
Oct-03	Oct-06	0.100	50,000
Oct-03	Oct-06	0.400	1,000,000
Dec-03	Dec-06	0.100	587,000
Jan-04	Jan-07	0.100	135,000
Jan-04	Jan-07	0.075	170,000
Feb-04	Feb-07	0.100	10,000
Mar-04	Mar-07	0.100	10,000
Apr-04	Apr-06	0.500	250,000
Apr-04	Apr-07	0.100	1,488,533
Apr-04	Apr-07	0.170	1,817,668
Apr-04	Apr-09	0.170	181,767
Apr-04	Apr-09	0.150	259,667
Jun-04	Jun-06	0.500	200,000
Jun-04	Jun-07	0.100	1,775,000
Total Warrants Issued			8,184,635

(8) Participation Certificates.

        During the quarter ended March 31, 2004, the Company converted $100,000 of salvage participation certificates to 1,048,200 shares of common stock.

(9) Going Concern.

        The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not been profitable since inception. The ability of the Company to continue as a going concern is dependent upon commencing profitable operations and obtaining additional capital and financing. The Company expects to raise additional funds via a private placement of either equity and/or debt. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(10) Income Taxes.

        The Company did not pay any income taxes in fiscal year 2004 or 2003. Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of approximately $7,241,300, expiring $6,225,600, $560,100, $254,000, $263,700 at June 30, 2024, 2023, 2022 and 2021, respectively. The amount recorded as deferred tax assets as of June 30, 2004 is $2,534,500, which represents the amount of tax benefit of the loss carry-forward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(11) Supplemental Disclosure of Cash Flow Information.

        Cash flows from developmental activities include a number of significant non-cash transactions. Non-cash transactions for the fiscal year ended June 30, 2004 include the acquisition of the Ocean Boomer vessel and ROV for 4,107,500 shares of common stock valued at $1,643,000 and 587,000 shares of preferred stock valued at $175,800, and a note payable of $950,000, and 22,094,500 shares of common stock issued for services rendered or to be rendered valued at $5,479,400.

(12) Subsequent Events.

        On July 13, 2004, Marine Group International assigned its interests in the ROV to the Company. On July 15, 2004, the Company, in conjunction with its subsidiaries, Ocean Operating, Inc., Ocean Boomer, Inc., and Marine Group International, Inc., signed a promissory note in the principal amount of $800,000.00, payable to Summitbridge National Investments LLC, an affiliate of Summit Investment Management, LLC secured by a first preferred mortgage in the vessel Ocean Boomer and the ROGE grabber mechanism, a first priority security interest in the earnings of the vessel, a first lien on all proceeds of sale of salvage cargo (net of amounts due the United Kingdom Crown Treasury, Argosy International Ltd, and Blue Water Recoveries Limited), and a pledge of all ownership interests in Ocean Operating, Inc., Oce International, Inc. The note, payable in 6 monthly installments, bears interest at 17% per annum and is due no later than February 1, 2005. In conjunction with the issuance of the promissory note, Summitbridge received a warrant to purchase 8,000,000 shares of common stock at $0.09 per share.

        In July 2004, the Company signed a secured convertible note in the principal amount of $475,000, payable to Alpha Capital Aktiengesellschaft, a Lichtenstein company, and a $25,000 secured convertible note in the principal amount of $25,000, payable to David Herzog, c/o Investcor LLC. The notes accrue interest at 6% annually and mature in July 2006. The notes may be converted into common shares at $0.09 per share, at any time, at the election of the holder until the note is paid in full. In conjunction with the convertible notes, the holders were granted, in the aggregate, 9,130,534 and 480,555 warrants, respectively, to purchase common shares. The notes are collateralized by a second preferred ship's mortgage.

        On August 6, 2004, the Company announced its decision to spin off its Caribbean Exploration, Inc. subsidiary. The spin-off is expected to become effective by the end of calendar year 2004. In an Information Statement mailed to shareholders of record as of the close of business on April 13, 2004, the Company disclosed its proposal to distribute 47,390,435 shares of the issued and outstanding shares of Caribbean common stock pro-rata to all shareholders of record on April 13, 2004. Each stockholder will receive one share of Caribbean common stock for each share of Company stock owned on April 13, 2004.

        Since June 30, 2004, the Company has issued 41,393,165 shares of common stock. Of these, 500,000 shares were sold to investors for $0.10 per share, and 40,893,165 shares valued at $5,689,100 were for services rendered or to be rendered.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        The Company has used the firm of Kempisty & Company, Certified Public Accountants since September 2002. The firm's address is 15 Maiden Lane, Suite 1003, New York, NY, 10038. Prior to that time, the Company engaged the firm of Weinberg & Company, P.A. The dismissal was not due to any disagreement with the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 8A. Controls and Procedures

        Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report, Dennis McLaughlin, III, the President and Chief Executive Officer, and Steven Sanit, the Chief Financial Officer, have concluded that, in their judgment, the Company's disclosure controls and procedures are designed to ensure that material information relating to the Company, including the Company's subsidiaries, is accumulated and communicated to the Company's management, including its principal executive and financial officers of the Company or its subsidiaries, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 9. Directors and Executive Officers of the Registrant

        Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company
Dennis McLaughlin	39	President, Chief Executive Officer, Co-chairman of the Board of Directors
Nick Sinclair-Brown	55	Co-chairman of the Board of Directors
Graham Jessop	47	Vice President of Salvage Operations, Director
Christopher Chambers	40	Chief Operating Officer, Secretary
Steven Sanit	51	Chief Financial Officer
Alvin Hunter	75	Director, Chairman of Audit Committee
Andrew Way	41	Director

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

Business Experience

Dennis McLaughlin

        Mr. McLaughlin has over 14 years experience in various executive positions managing and operating energy and technology companies and has many years success building companies from the ground up. Mr. McLaughlin founded his first company in 1993 with a small investment. Under his management, the company grew to be recognized as the fastest growing entrepreneurship in America by Entrepreneur Magazine in October 1995. From an initial investment of $75,000 and follow-on investments of $16 million, Mr. McLaughlin guided a total of four different companies to reach a combined value of over $100 million. Mr. McLaughlin served as chairman, president and chief executive officer of Aurion Technologies, a supplier of hardware and services for the oil and gas industry, from June 1998 until December 2001. Aurion Technologies was placed into voluntary bankruptcy in March 2002. Mr. McLaughlin has a Bachelor of Economics degree from the University of Oklahoma where he has subsequently been honored as a Top Ten Alumnus.

Nick Sinclair-Brown

        Mr. Sinclair-Brown is Fellow of Hughes Hall and of the Lauterpacht Research Centre for International Law at Cambridge University, specializing in trade and environment law, at the Centre of International Studies. He also is involved in teaching shipping law at City University, London. His experience in the sub-sea engineering industry includes operations on a number of deepwater shipwrecks around the world.

Graham D. Jessop

        Mr. Jessop has spent his whole working career in the diving and salvage industry. After completing education in the United Kingdom, he trained as a commercial oil field diver, turning professional in 1979 at 22 years of age. During 1981, Jessop Marine Recoveries Ltd, a company owned jointly by Mr. Jessop and his father successfully undertook the world's largest bullion recovery. Five tons of gold were recovered from the wartime wreck of HMS Edinburgh on behalf of the U.K. and Russian Governments. Mr. Jessop has led many salvage operations in the intervening years, gaining a unique talent for shipwreck research, location and recovery. He has undertaken a wide diversity of projects, including the location of shallow water Colonial wrecks in the Caribbean, and deep-water recovery from wrecks as deep as 3,850 meters. Recently, Mr. Jessop was employed as Director of research and recovery operations for RMS Titanic, Inc, diving to the wreck of the Titanic during the year 2000 expedition when over 500 precious artifacts were recovered.

Christopher Chambers

        Prior to joining Ocean Resources, Inc., Mr. Chambers worked as a business development coordinator with a technology merchant bank from January 2002. From January 1999 until December 1999, Mr. Chambers was employed by an oil and gas technology company, where as Vice President of Software Development, he coordinated product development strategies and was responsible for managing the product development and implementation life cycles for each software project. In January 2000, Mr. Chambers was re-assigned as Vice President of Engineering Sales, where he was responsible for coordinating product development, sales efforts, operations strategies, and special implementations of custom products for key customers. He held this position until his resignation in December 2001.

Steven Sanit

        Prior to joining the Company, Mr. Sanit was the Chief Financial Officer of Westchester Media Company, the publisher of Polo Magazine. Mr. Sanit left Westchester Media Company in May 1999. In December 1999 he worked as the Chief Financial Officer of Realtime Response/First Choice

Commercial Business, a commercial lending and telemarketing firm. Mr. Sanit left Realtime Response in May 2002. From August 2002 to October 2003, Mr. Sanit worked for the Dallas Independent School District as a substitute teacher. In October 2003, Mr. Sanit took the position of business analyst with MAC Partners, LP. Mr. Sanit left MAC Partners, LP in March 2004 to become the Chief Financial Officer of Ocean Resources, Inc.

Alvin T. Hunter

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

Andrew J. Way

        In 2002, Mr. Way established Sameday Credit in Australia to compete in the fringe finance market for short-term bridge finance. In 1999, he established and ran a joint venture in Sydney, Australia with Ernst & Young to develop online benchmarking systems for buyers in a B2B environment. In 1993, he established The Infrastructure Development Group, (IDG), a consulting entity based in Hong Kong and Singapore. Mr. Way established The World Infrastructure Forum, the world's largest gathering of government ministers and private sector executives, as a think tank for positive change. He was co-founder of the Asia Infrastructure Development Alliance with the United Nations, and an expert adviser to the UN Ministerial Group on Infrastructure, and an adviser to the Finance Minister's Forum of APEC, the Asia Pacific Economic Cooperation. He served with Britain's 3rd Battalion—The Parachute Regiment.

Family Relationships

        None.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain representations, the Company has determined that all persons who were a beneficial owner of more than 10% of the Company's common stock timely filed reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year, but that each of its officers and directors failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year.

Code of Ethics

        The Company has adopted a Code of Business Conduct and Ethics (the "code of ethics") that applies to our Chief Executive Officer, Chief Financial Officer, Directors, as well as to our employees. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Director, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 10. Executive Compensation

Name and Principal Position	Year	Salary ($)		Restricted Stock ($)		S-8 Stock ($)
Dennis McLaughlin President and CEO	2004 2003 2002		$301,200 n/a n/a		n/a n/a n/a	$33,000 n/a n/a
Graham Jessop Vice President	2004 2003 2002	$ $	152,500 100,000 n/a	$ $	108,000 10,000 n/a	$278,000 n/a n/a
Christopher Chambers Chief Operating Officer	2004 2003 2002		$88,000 n/a n/a		n/a n/a n/a	n/a n/a n/a
Steven Sanit Chief Financial Officer	2004 2003 2002		$52,500 n/a n/a		n/a n/a n/a	n/a n/a n/a
Nick Sinclair-Brown Co-chairman Board of Directors	2004 2003 2002		n/a n/a n/a		$127,000 n/a n/a	$44,000 n/a n/a
Alvin Hunter Director	2004 2003 2002		n/a n/a n/a		$127,000 n/a n/a	$44,000 n/a n/a
Andrew Way Director	2004 2003 2002		n/a n/a n/a	$ $	100,000 10,000 n/a	$44,000 n/a n/a

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information as of June 30, 2004, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Hawkley Trust(2) PO Box 582 Charlestown, Nevis Leeward Islands	8,563,231	14.05%
Common	MAC Partners, LP(3) 3001 Knox Street Suite 403 Dallas, Texas 75205	4,883,303	8.01%
Common	William Ritger 623 Ocean Avenue Sea Girt, New Jersey	3,137,027	5.36%
Common	Dennis McLaughlin, President, Chief Executive Officer and Director(4)	150,000	0.25%
Common	Argosy International Ltd.	4,550,000	7.46%
Common	Christopher Chambers, Chief Operating Officer and Secretary	0	0.00%
Common	Steven Sanit, Chief Financial Officer	0	0.00%
Common	Nick Sinclair-Brown, Director	600,000	0.98%
Common	Alvin Hunter, Director	600,000	0.98%
Common	Graham Jessop, Director, Vice President Salvage Operations	50,000	0.08%
Common	Andrew Way, Director(5)	854,822	1.40%
Common	All Executive Officers and Directors as a Group (7 persons)	2,254,822	3.69%

(1)
The address for Dennis McLaughlin, Graham Jessop, Christopher Chambers, Steven Sanit, Nick Sinclair-Brown, Alvin Hunter, and Andrew Way is c/o the Company at 3001 Knox Street, Suite 403, Dallas, Texas 75205.

(2)
Hawkley Trust owns 4,107,500 shares directly. The balance of the shares are owned by entities in which Hawkley Trust has an interest, namely Argent Capital, LLC, Monterrey Capital, LLC and Pacific Oil & Gas, LLC.

(3)
MAC Partners, LP owns 4,258,303 shares directly. MAC General Partners, LLC, the general partner of MAC Partners, LP, owns an additional 625,000 shares.

(4)
Mr. McLaughlin is the beneficial owner of these shares of common stock, which are registered to his wife.

(5)
Includes 100,000 shares of common stock owned by Mr. Way's spouse.

Item 12. Certain Relationships and Related Transactions

        In September 2003, the Company entered into a Management Services Agreement with MAC Partners, LP whereby MAC Partners would perform certain management services on behalf of OCRI and its subsidiaries in exchange for a monthly fee of $51,250. The services include the services of Mr. Dennis McLaughlin as President and CEO, Mr. Christopher Chambers as Chief Operating Officer, the provision of financial modeling and analysis services, accounting and treasury functions, and the provision of turnkey office, reception, furniture, telecommunications and internet hosting services. In April 2004, the monthly fee payable to MAC Partners was lowered to $35,000 per month to reflect, in part, that the services of Mr.  Chambers were no longer provided by MAC Partners by virtue of his becoming a direct employee of the Company. Additionally, the Agreement had been further modified to reflect that the services of Mr. McLaughlin were no longer provided by MAC Partners. The services of Mr. McLaughlin are being contracted through Trenton Lighthouse, LP, an entity affiliated with Mr. McLaughlin, for a fee of $40,000 per month, which may be compensated in cash or stock.

        In September 2003, the Company entered into a Management Services Agreement with Argosy International, Ltd. for the provision of services by Mr. Graham Jessop as Vice President of Salvage Operations. The fee for Mr. Jessop's services was set at $15,000 per month. In April 2004, the monthly fee was increased to $20,000.

        In December 2003, the Company acquired 100% of the equity in Marine Group International, owner of the vessel Ocean Boomer and the ROV. Marine Group International was owned by Argent Capital LLC and is affiliated with Hawkley Trust, a beneficial owner of in excess of 5% of the common shares.

        On June 14, 2004, the Company entered into a sub-contractor agreement with Argosy International Limited for the right to salvage two World War I wrecks located off the Irish coast. Argosy obtained the right to salvage these wrecks from The Solicitor for the Affairs of Her Majesty's Treasury in exchange for 14% of the net salved value. Argosy's sub-contractor agreement with the Company provides for the Company to retain 85% of the net salved value of the cargo recovered less a one time fee of $160,000.

Item 13. Exhibits and Reports on Form 8-K

        (a)   The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description
2.1	Reva, Inc. Securities Purchase Agreement
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Form 10Q-SB for the quarter ended September 30, 2003 and incorporated herein by reference.)
3.2	By-laws
4.1	Warrant Agreements
21.1	Subsidiaries
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

        (b)   No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-KSB.

Item 14. Principal Accountant Fees and Services

        For the year ended June 30, 2004 and June 30, 2003, the Company was billed the following fees by Kempisty and Company, Certified Public Accountants, P.C.:

	Fiscal Year Ended 2004	Fiscal Year Ended 2003
Audit Fees(1)	$22,500.00	$26,500.00
Audit-Related Fees	$4,600.00	n/a
Tax Services	n/a	n/a
All Other Fees	$1,250.00	n/a

(1)
Includes amounts invoiced and expected to be invoiced for the audit of the 2004 consolidated financial statements, reviews of quarterly SEC filings on Form 10-QSB, and review of the 2004 annual Form 10-KSB.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocean Resources, Inc. Registrant
October 13, 2004	/s/ DENNIS MCLAUGHLIN III Dennis McLaughlin III Chief Executive Officer
October 13, 2004	/s/ STEVEN SANIT Steven Sanit Chief Financial Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 13, 2004	/s/ DENNIS MCLAUGHLIN III Dennis McLaughlin III Chief Executive Officer, Director
October 13, 2004	/s/ STEVEN SANIT Steven Sanit Chief Financial Officer
October 13, 2004	/s/ GRAHAM JESSOP Graham Jessop Vice President, Director
October 13, 2004	/s/ NICK SINCLAIR-BROWN Nick Sinclair-Brown Director
October 13, 2004	/s/ ALVIN HUNTER Alvin Hunter Director
October 13, 2004	/s/ ANDREW WAY Andrew Way Director

QuickLinks

PART I
  Item 1. Description of Business
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Market for Common Equity and Related Stockholder Matters
  Item 6. Management's Discussion and Analysis
  Item 7. Financial Statements
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
OCEAN RESOURCES, INC. CONSOLIDATED BALANCE SHEETS
OCEAN RESOURCES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
OCEAN RESOURCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
OCEAN RESOURCES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Ocean Resources, Inc. Notes to Consolidated Financial Statements
  Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 8A. Controls and Procedures
PART III
  Item 9. Directors and Executive Officers of the Registrant
  Item 10. Executive Compensation
  Item 11. Security Ownership of Certain Beneficial Owners and Management
  Item 12. Certain Relationships and Related Transactions
  Item 13. Exhibits and Reports on Form 8-K
  Item 14. Principal Accountant Fees and Services
SIGNATURES