Form 10QSB
period 2004-09-30
OCEAN RESOURCES INC
filed 2004-11-19
CIK 1114222

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)
☒	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2004

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No. 000-49750

OCEAN RESOURCES, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	33-0857223
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3001 Knox Street, Suite 403, Dallas, Texas 75205

(Address of Principal Executive Offices)

(214) 389-9800

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of November 18, 2004: 118,420,412

Transitional Small Business Disclosure Format:   Yes   ☐      No    ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	June 30, 2004
ASSETS
Current Assets
Cash and cash equivalents	$23,520	$92,858
Accounts receivable	22,902	22,902
Prepaid expenses	44,584	98,333
Prepaid consulting services	315,146	165,000
Prepaid director fees	82,500	210,500
Prepaid investor relations services	182,932	344,822
Prepaid legal services	170,634	1,493
Prepaid management services	160,833	278,333
Prepaid ship consulting services	1,592,077	—
Note Receivable	6,800	—
Total Current Assets	2,601,928	1,214,214
Property and equipment, net	4,789,814	3,878,877
Other Assets	391,835	321,628
Total Assets	$7,783,578	$5,414,746

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$671,728	$932,804
Note payable	1,845,711	703,333
Deferred income taxes	20,440	—
Total Current Liabilities	2,537,879	1,636,137
Long-term note payable	—	316,667
Total Liabilities	2,537,879	1,952,804

Stockholders Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 1,432,000 issued	1,432	1,317
Common stock, $0.0001 par value; 150,000,000 shares authorized; 103,719,801 shares issued and outstanding	10,372	6,116
Additional paid-in capital	18,274,593	10,816,144
Accumulated deficit	(11,264,164)	(7,241,325)
Accumulated comprehensive loss	(36,310)	(36,310)
Treasury stock	(169,000)	(84,000)
Shares held in escrow	(1,571,225)	—
Total Stockholders’ Equity (Deficit)	5,245,698	3,461,942
Total Liabilities and Stockholder’s Equity (Deficit)	$7,783,578	$5,414,746

See accompanying notes to consolidated financial statements.

OCEAN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended September 30,
	2004	2003
Revenue	$—	$—
Cost of sales	115,555	—
Gross profit (loss)	(115,555)	—
Operating expenses:
Stock compensation for:
Director fees	128,000	—
Management services	451,300	—
Professional fees	1,010,053	—
Management services	225,000	—
Payroll and related	145,379	—
Professional fees	420,875	—
General and administrative — other	76,512	299,713
Selling	27,029	—
Depreciation	251,152	—
Interest expense	43,285	—
Total operating expenses	2,778,586	299,713
Operating income (loss)	$(2,894,141)	$(299,713)
Other income (loss):
Gain on settlement	121,960	—
Accretion of warrants	(1,230,218)	—
Taxes on income	(20,440)	—
Total other income (loss)	(1,128,698)	—
Net income (loss)	$(4,022,839)	$(299,713)

Loss per common share:
Basic and diluted	$(.05)	$(.01)
Weighted average shares:
Basic and diluted	77,604,727	28,040,392

See accompanying notes to consolidated financial statements.

OCEAN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$(4,022,839)	$(299,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for goods & services	1,379,383	20,000
Preferred stock issued for goods & services	105,000	—
Warrants issued for goods & services	30,000	—
Depreciation	251,152	—
Amortization of stock warrants	1,230,218	—
Gain on settlement	(121,960)	—
Change in assets and liabilities:
(Increase) decrease in note receivable	(6,800)	—
Increase (decrease) in accounts payable and accrued expenses	1,037,858	(28,672)
Increase (decrease) in deferred taxes payable	20,440	—
Net Cash Used In Operating Activities	(97,548)	(308,385)

Cash Flows From Investing Activities:
Capital expenditures	(877,501)	—
Net Cash Used In Investing Activities	(877,501)	—

Cash Flows From Financing Activities:
Issuance of preferred stock	10,000	—
Issuance of common stock	50,000	75,000
Sale of convertible notes	600,000	175,000
Proceeds from sales of warrants	20,000	—
Proceeds from short-term loan	800,000	—
Repayment of loans	(574,289)	—
Proceeds from sale of participation agreement	—	100,000
Other	—	100
Net Cash Provided By Financing Activities	905,711	350,100

Net Change In Cash	(69,338)	41,715

Cash and Cash Equivalents:
Beginning of period	92,858	—
End of period	$23,520	$41,715

See accompanying notes to consolidated financial statements.

OCEAN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Comp Loss	Accumulated Deficit	Shares Held in Escrow	Treasury Stock	Total Equity
Beginning Balance at June 30, 2004	61,164,136	$1,317	$6,116	$10,816,144	$(36,310)	$(7,241,325)	—	$(84,000)	$3,461,942

Preferred shares acquired through financing	—	10	—	9,990	—	—	—	—	10,000
Common shares acquired through financing	500,000	—	50	49,950	—	—	—	—	50,000
Warrants acquired through financing	—	—	—	1,250,218	—	—	—	—	1,250,218
Common shares issued for TEL	500,000	—	50	84,950	—	—	—	(85,000)	—
Preferred shares issued for services	—	105	—	104,895	—	—	—	—	105,000
Common shares issued for services	32,313,165	—	3,232	4,358,145	—	—	—	—	4,361,377
Common shares held in escrow	9,242,500	—	924	1,570,301	—	—	(1,571,225)	—	—
Warrants issued for services	—	—	—	30,000	—	—	—	—	30,000
Comprehensive loss	—	—	—	—	—	(4,022,839)	—	—	(4,022,839)

Ending Balance at September 30, 2004	103,719,801	$1,432	$10,372	$18,274,593	$(36,310)	(11,264,164)	$(1,571,225)	$(169,000)	$5,245,698

See accompanying notes to consolidated financial statements.

Ocean Resources, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(1) Summary of Significant Accounting Principles.

Ocean Resources, Inc. (the ‘‘Company’’) is a Delaware chartered corporation which conducts business from its headquarters in Dallas, Texas. The Company was incorporated on April 14, 1999 under the name Clip ‘N Pierce Fashions, Inc., but changed its name to Ocean Resources, Inc. on May 23, 2002 to more accurately reflect its shifted focus on maritime salvage operations. At present, the Company and its wholly owned subsidiaries are relying on debt and equity financing until it can successfully conclude a salvage operation.

The unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations for the period then ended. Actual results may differ from those estimates, and such differences may be material to the financial statements.

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

b) Principles of consolidation. The consolidated financial statements include the accounts of Ocean Resources, Inc. and its subsidiaries. The Company’s wholly-owned subsidiaries include: Ocean Operating, Inc. (‘‘OOI’’), a Texas company, Caribbean Exploration, Inc. (‘‘CEI’’), a Texas corporation, Titanic Explorations, Ltd. (‘‘TEL’’), a British Virgin Islands company, and Blue Ocean Technologies, LLC (‘‘BOT’’), a Texas limited liability company. OOI owns 100% of the outstanding shares of Ocean Boomer, Inc. (‘‘OBI’’), a New Jersey corporation, which has a wholly-owned subsidiary, Marine Group International, Inc. (‘‘MGI’’), a Panamanian company. Inter-company balances and transactions have been eliminated.

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

e) Interest expense. During the quarter ended September 2004, the Company incurred $43,285 of interest expense related to notes payable. The Company did not incur any interest expense for the quarter ended September 30, 2003.

f) Accretion of warrants. During the quarter ended September 2004, the Company incurred expenses of $1,230,218 for accretion of warrants. The Company did not incur any expense for accretion of warrants during the quarter ended September 30, 2003.

g) Net earnings (loss) per share. Net earnings (loss) per share Basic is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of dilutive securities such as stock options and warrants. Warrants outstanding at September 30, 2004 and September 30, 2003 are excluded from the computation of diluted earnings per share due to the Company incurring a net loss for the periods presented.

h) Foreign currency transaction and translation gains (losses). The principal operations of the Company are located in the United Kingdom or at sea in international waters. On a consolidated basis the Company’s reporting currency is the United States dollar.

i) Comprehensive income. The Company reports comprehensive income in accordance with FASB Statement No. 130, ‘‘Reporting Comprehensive Income’’. This statement establishes standards for reporting comprehensive income in financial statements. Material components of Accumulated Other Comprehensive Income must also be disclosed. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to the results or financial position of the Company. Accordingly, Comprehensive Income is included in the Statement of Operations, while Accumulated Other Comprehensive (Loss) Income is included in the Shareholders’ Equity section of the Balance Sheet. Amounts are reported net of tax and include gains and losses on foreign currency translation adjustments.

j) Recent accounting standards. The Company has adopted the provisions of Financial Accounting Standards Board No. 150, ‘‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity’’ in accounting for its redeemable preferred stock. As such, the Company has recorded the fair value of its issued redeemable preferred stock as equity in the Company’s consolidated balance sheet.

(2) Significant Acquisitions.

The Company issued 500,000 shares of restricted common stock to Caribbean Exploration, Inc. in exchange for its Titanic Explorations, Ltd. subsidiary.

(3) Divestitures.

None

(4) Stockholders’ Equity.

During the quarter ended September 30, 2004, the Company issued 10,000 shares of Series C preferred stock to investors for proceeds of $10,000. An additional 55,000 shares of Series C preferred stock valued at $55,000 were issued in lieu of accrued salary. The Company also issued 50,000 shares of Series C preferred stock valued at $50,000 for current and prepaid legal fees.

During the quarter ended September 30, 2004, the Company issued a net total of 42,555,665 shares of common stock. Of these, 500,000 common shares were issued to investors for proceeds of $50,000 and 440,000 common shares valued at $52,800 were issued in lieu of accrued salary. The Company also issued 500,000 shares to CEI for the purchase of its TEL subsidiary. Vessel management, consulting, and project related expenses, prepaid and current, accounted for 18,388,889 common shares valued at $2,660,000. MAC Partners LP received a net of 4,015,000 common shares valued at $359,900, for management services rendered. An additional 9,469,276 common shares, net, valued at $1,288,677 were issued to other service providers for services rendered or to be rendered.

Also during the quarter ended September 30, 2004, the Company issued 1,000,000 common shares to a contractor working on the vessel, to be held in escrow as collateral, and 8,242,500 common shares to be held in escrow for a contemplated stock swap. In early October 2004, the Company decided not to participate in the contemplated stock swap, as a consequence of which the escrowed shares were returned and cancelled.

(5) Note Payable.

In fiscal year 2004, the Company issued a promissory note in the principal amount of $950,000 as partial payment for the M.S. Ocean Boomer and the ROV. The note bears interest at 7% per annum and is due no later than June 30, 2005. The principal balance due on the note at September 30, 2004 was $420,000.

On July 13, 2004, Marine Group International, Inc. assigned its interests in the ROV to the Company. On July 15, 2004, the Company, in conjunction with its subsidiaries, Ocean Operating, Inc., Ocean Boomer, Inc., and Marine Group International, Inc., signed a promissory note in the principal amount of $800,000.00, payable to Summitbridge National Investments LLC, an affiliate of Summit Investment Management, LLC secured by a first preferred mortgage in the vessel Ocean Boomer and the ROGE grabber mechanism, a first priority security interest in the earnings of the vessel, a first lien on all proceeds of sale of salvage cargo (net of amounts due the United Kingdom Crown Treasury, Argosy International Ltd, and Blue Water Recoveries Limited), and a pledge of all ownership interests in Ocean Operating, Inc., Ocean Boomer Inc., and Marine Group International, Inc. The note, payable in 6 monthly installments, bears interest at 17% per annum and is due no later than February 1, 2005. In conjunction with the issuance of the promissory note, Summitbridge received a warrant to purchase 8,000,000 shares of common stock at $0.09 per share. The principal balance due on the note at September 30, 2004 was $675,711.

In July 2004, the Company signed a secured convertible note in the principal amount of $475,000, payable to Alpha Capital Aktiengesellschaft, a Lichtenstein company, and a $25,000 secured convertible note in the principal amount of $25,000, payable to David Herzog, c/o Investcor LLC. The notes accrue interest at 6% annually and mature in July 2006. The notes may be converted into common shares at $0.09 per share, at any time, at the election of the holder until the note is paid in full. In conjunction with the convertible notes, the holders were granted, in the aggregate, 9,130,534 and 480,555 warrants, respectively, to purchase common shares. The notes are collateralized by a second preferred ship’s mortgage.

On August 24, 2004, the Company revised the terms of an existing promissory note payable to Sovereign Strategic Partners, Limited. The principal amount of the original, non-interest bearing demand note was $200,000. Under the revised terms, the principal amount was reduced, following a $50,000 payment, to $150,000 and accrues interest at 10% per annum. The new note may be converted into shares of common stock at $0.10 per share at the option of the holder. The note requires interest-only payments for a period of twelve months commencing September 24, 2004. The collateral for the revised promissory note is a second lien on the ROV.

On September 21, 2004, the Company signed an unsecured promissory note in the principal amount of $100,000 payable to Nite Capital, LP. The note and accrued interest are due September 20, 2005. The note accrues interest at 8% per annum and may be converted into shares of common stock at $0.10 per share at the option of the holder. Nite Capital also received warrants to purchase 50% of the shares converted. The warrants have a strike price of $0.10 per warrant, and expire in three years.

(6) Warrants.

The Company has issued, in the aggregate, 22,081,912 warrants during the quarter ended September 30, 2004. The exercise prices of the warrants range from $0.09 to $0.19, with an average exercise price of $0.12. The terms of the warrants range from 240 days after registration to 5 years, with an average term of three years. Of the warrants issued, 1,260,000 were purchased directly or in conjunction with the purchase of common or preferred stock; 17,611,089 were issued in conjunction with the issuance of promissory notes; and 1,500,000 warrants were issued in lieu of accrued salaries. The remaining 1,710,823 warrants were issued as finder’s fees for the loans procured and to service providers for services rendered or to be rendered.

(7) Going Concern.

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

(8) Supplemental Disclosure of Cash Flow Information.

Cash flows from operating activities include a number of significant non-cash transactions. Non-cash transactions for the quarter ended September 30, 2004 include a net issuance of 32,313,165 shares of common stock valued at $4,361,377, 105,000 shares of preferred stock valued at $105,000, and 1,500,000 warrants valued at $30,000 issued for services rendered or to be rendered . In addition, 500,000 common shares valued at $85,000 were issued for the acquisition of TEL and 9,242,500 common shares valued at $1,571,225 were held in escrow.

(9) Subsequent Events.

In early October 2004, the Company decided not to participate in the contemplated stock swap, as a consequence of which the escrowed shares were returned and cancelled.

On November 2, 2004, the Company revised its note with Sovereign Strategic Partners, Limited reducing the principal balance to $55,000 from $150,000. The remaining $95,000 was rolled-over into a new note in the principal amount of $495,000 contemporaneously with the receipt of an additional $325,000 and a payment of $75,000 applied against the $100,000 note payable to Nite Capital. The remaining $25,000 of the Nite Capital note was offset by an account receivable from MAC Partners.

Since September 30, 2004, the Company has issued 26,443,100 shares of common stock valued at $2,318,500 and cancelled 3,500,000 shares valued at $556,900. Of the shares issued, 50,000 shares were issued to investors for $5,000, and 26,393,100, valued at $2,313,500, for services rendered or to be rendered. The Company also issued 50,000 shares of preferred stock to Trenton Lighthouse in lieu of accrued expenses.

Item 2. Management’s Discussion and Analysis

(a) Caution Regarding Forward-Looking Information.  Certain statements contained in this filing, including, without limitation, statements containing the words ‘‘believes’’, ‘‘anticipates’’, ‘‘expects’’ and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, international, national and local economic and market conditions; demographic changes; the ability of the Company to sustain, manage, or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

(b) Results of Operations for the Quarters Ended September 30, 2004 and 2003.

Financial Condition, Capital Resources and Liquidity Revenues— For the quarters ended September 30, 2004 and 2003, the Company recorded no revenues.

Gross Profit—Gross profit decreased from $0 for the quarter ended September 30, 2003 to $(115,600) for the quarter ended September 30, 2004. The decrease is primarily due to increased costs associated with operating the Ocean Boomer vessel acquired in fiscal 2004.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased significantly to $2,778,600 during the quarter ended September 30, 2004 from $299,700 in the quarter September 2003. This increase is primarily related to the non-cash issuances of common stock for payment of management services provided by MAC Partners, LP/Trenton Lighthouse LP; director fees; and professional fees including legal, consulting and investor relation expenses totaling $1,589,400. The Company also incurred additional MAC Partners/Trenton Lighthouse management services fees of $225,000; legal expenses of $259,200; commissions and fees of $99,400 related to the Company’s financing and investor relations efforts, Argosy International services fees of $60,000, and payroll expenses of $145,400.

Other Income (Loss)—Other income (loss) decreased from $0 in the quarter ended September 30 2003 to $(1,128,700) in the quarter ended September 2004. The decrease is due primarily to accretion of warrants of $1,230,200, offset by the gain on settlement with Ruby Mining.

Liquidity/Working Capital — At September 30, 2004, the Company had working capital of $64,000 compared to a working capital deficit of $573,200 at September 30, 2003. The increase is primarily due to an increase in prepaid expenses.

Net cash used by operating activities was $(97,548) for the quarter ended September 30, 2004 compared to $(308,400) for the quarter ended September 30, 2003. The increase in cash provided by operating activities was primarily due to a significant increase in net loss offset by a significant issuance of stock and warrants for goods and services, the amortization of stock warrants, and an increase in accounts payable and accrued expenses.

Net cash used in investing activities for the quarter ended September 30, 2004 was $(877,501) for the purchase of communications and computer equipment and other vessel upgrading expenses.

Cash flows provided by financing activities was $905,700 for the quarter ended September 30, 2004 compared to $350,100 for the quarter ended September 30, 2003. The increase was due to the issuance of common and preferred stock and the net proceeds from loans to the Company.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and other legal matters initiated by the Company in the course of conducting its business. The Company believes that neither such claims and legal matters nor the cost of prosecuting and/or defending such claims and legal matters will have a material affect on the Company’s financial condition or cash flows. No material claims are currently pending; however, no assurances can be given that future claims, if any, may not be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2004, the Company issued 10,000 shares of Series C preferred stock to investors for proceeds of $10,000. An additional 55,000 shares of Series C preferred stock valued at $55,000 were issued in lieu of accrued salary. The Company also issued 50,000 shares of Series C preferred stock valued at $50,000 for current and prepaid legal fees.

During the quarter ended September 30, 2004, the Company issued a net total of 42,555,665 shares of common stock. Of these, 500,000 common shares were issued to investors for proceeds of $50,000 and 440,000 common shares valued at $52,800 were issued in lieu of accrued salary. The Company also issued 500,000 shares to CEI for the purchase of its TEL subsidiary. Vessel management, consulting, and project related expenses, prepaid and current, accounted for 18,388,889 common shares valued at $2,660,000. MAC Partners LP received a net of 4,015,000 common shares valued at $359,900, for management services rendered. An additional 9,469,276 common shares, net, valued at $1,288,677 were issued to other service providers for services rendered or to be rendered.

Also during the quarter ended September 30, 2004, the Company issued 1,000,000 common shares to a contractor working on the vessel, to be held in escrow as collateral, and 8,242,500 common shares to be held in escrow for a contemplated stock swap. In early October 2004, the Company decided not to participate in the contemplated stock swap, as a consequence of which the escrowed shares were returned and cancelled.

The securities have been issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.  The purchasers of these securities are accredited investors who made informed investment decisions and had access to material information regarding the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders for a vote during the quarter ended September 30, 2004.

Item 5. Other Information

None.

Item 6. Exhibits

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocean Resources, Inc.
Registrant

November 19, 2004	/s/ Dennis McLaughlin, III
Date	Dennis McLaughlin, III Chief Executive Officer

November 19, 2004	/s/ Steven Sanit
Date	Steven Sanit Chief Financial Officer