Form 10QSB
period 2004-12-31
OCEAN RESOURCES INC
filed 2005-02-22
CIK 1114222

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒                                 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly period ended December 31, 2004

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

7557 Rambler Road, Suite 742, Dallas, Texas 75231
(Address of Principal Executive Offices)

(214) 265-6545
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of February 21, 2005: 121,290,412

Transitional Small Business Disclosure Format:   Yes   ☐     No   ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements of Ocean Resources, Inc. and subsidiaries (collectively, the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-KSB for the year ended June 30, 2004.

OCEAN RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2004	June 30, 2004
ASSETS
Current Assets
Cash and cash equivalents	$885	$92,858
Accounts receivable from affiliates	22,902	22,902
Accounts receivable from former related party	1,536,000	—
Prepaid expenses	23,468	99,826
Prepaid consulting services	95,000	165,000
Prepaid director fees	33,000	210,500
Prepaid investor relations services	48,083	344,822
Prepaid management services	—	278,333
Prepaid ship consulting services	450,371	—
Note receivable	6,800	—
Total Current Assets	2,216,509	1,214,241
Property and equipment, net	4,779,388	3,878,877
Other Assets
Investment in unconsolidated subsidiary	313,295	313,295
Other assets	78,540	8,333
Salvage recovery	—	—
Total Other Assets	391,835	321,628
Total Assets	$7,387,732	$5,414,746

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$856,523	$932,804
Note payable	1,855,253	703,333
Deferred income taxes	1,560	—
Total Current Liabilities	2,713,336	1,636,137
Long-term note payable	—	316,667
Total Liabilities	2,713,336	1,952,804

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 1,582,000 issued	1,582	1,317
Common stock, $0.0001 par value; 150,000,000 shares authorized; 122,290,412 shares issued and outstanding	12,229	6,116
Additional paid-in capital	18,824,200	10,816,144
Accumulated deficit	(13,873,305)	(7,241,325)
Accumulated comprehensive loss	(36,310)	(36,310)
Treasury stock	(84,000)	(84,000)
Shares held in escrow	(170,000)	—
Total Stockholders’ Equity (Deficit)	4,674,396	3,461,942
Total Liabilities and Stockholders' Equity (Deficit)	$7,387,732	$5,414,746

See accompanying notes to consolidated financial statements.

OCEAN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Revenue	$—	$8,869	$—	$8,869
Cost of sales	2,757,301	26,612	2,872,856	26,612
Gross profit (loss)	(2,757,301)	(17,743)	(2,872,856)	(17,743)

Operating expenses:
Stock compensation for:
Director fees	49,500	78,500	177,500	78,500
Management services	(1,797,986)	429,750	(1,346,686)	429,750
Professional fees	614,808	536,542	1,624,861	556,542
Management services	160,000	191,700	385,000	235,771
Payroll and related	117,586	(60,191)	262,965	(60,191)
Professional fees	257,933	55,244	678,808	140,890
General and administrative – other	59,236	(237,703)	135,748	(104,707)
Selling	8,505	6,839	35,534	23,839
Depreciation	202,303	3,028	453,455	3,028
Interest expense	68,726	—	112,011	—
Total operating expenses	(259,389)	1,003,709	2,519,196	1,303,422

Operating income (loss)	$(2,497,912)	$(1,021,452)	$(5,392,052)	$(1,321,165)

Other income (loss):
Gain on settlement	—	—	121,960	—
Accretion of warrants	—	—	(1,230,218)	—
Liquidated damages	(130,110)	—	(130,110)	—
Taxes on income	18,880	—	(1,560)	—
Minority interest	—	2,533	—	2,533
Total other income (loss)	(111,230)	2,533	(1,239,928)	2,533

Net income (loss)	$(2,609,142)	$(1,018,919)	$(6,631,980)	$(1,318,632)

Loss per common share:
Basic and diluted	$(.02)	$(.03)	$(.07)	$(.05)
Weighted average shares:
Basic and diluted	117,706,675	30,422,589	97,486,598	29,137,740

See accompanying notes to consolidated financial statements.

OCEAN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$(6,631,980)	$(1,318,632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for goods & services	6,742,028	933,781
Preferred stock issued for goods & services	155,000	—
Warrants issued for goods & services	10,000	—
Depreciation	453,455	3,028
Amortization of stock warrants	1,230,218	—
Gain on settlement	(121,960)	—
Minority interest	—	(2,533)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(1,536,000)	—
(Increase) decrease in note receivable	(6,800)	—
Increase (decrease) in accounts payable and accrued expenses	(76,281)	(12,040)
Increase (decrease) in deferred taxes payable	1,560	—
Net Cash Provided By Operating Activities	219,240	(396,396)

Cash Flows From Investing Activities:
Capital expenditures	(1,353,966)	(178,920)
Net Cash Used In Investing Activities	(1,353,966)	(178,920)

Cash Flows From Financing Activities:
Issuance of preferred stock	110,000	100,000
Issuance of common stock	75,000	175,000
Sale of convertible notes	600,000	300,000
Proceeds from sales of warrants	22,500	—
Proceeds from short-term loan	1,349,538	—
Repayment of loans	(1,114,285)	—
Proceeds from sale of participation agreement	—	100,000
Other	—	100
Net Cash Provided By Financing Activities	1,042,753	675,100

Net Change In Cash	(91,973)	99,784

Cash and Cash Equivalents:
Beginning of period	92,858	—
End of period	$885	$99,784

See accompanying notes to consolidated financial statements.

OCEAN RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Comp Loss	Accumulated Deficit	Shares Held in Escrow	Treasury Stock	Total Equity
Beginning Balance at June 30, 2004	61,164,136	$1,317	$6,116	$10,816,144	$(36,310)	$(7,241,325)	—	$(84,000)	$3,461,942

Preferred shares acquired through financing	—	110	—	109,890	—	—	—	—	110,000
Common shares acquired through financing	750,000	—	75	74,925	—	—	—	—	75,000
Warrants acquired through financing	—	—	—	1,257,718	—	—	—	—	1,257,718
Preferred shares issued for services	—	155	—	154,845	—	—	—	—	155,000
Common shares issued for services	59,376,276	—	5,938	6,230,778	—	—	—	—	6,236,716
Common shares held in escrow	1,000,000	—	100	169,900	—	—	(170,000)	—	—
Warrants issued for services	—	—	—	10,000	—	—	—	—	10,000
Comprehensive loss	—	—	—	—	—	(6,631,980)	—	—	(6,631,980)

Ending Balance at December 31, 2004	122,290,412	$1,582	$12,229	$18,824,200	$(36,310)	$(13,873,305)	$(170,000)	$(84,000)	$4,674,396

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

b) Principles of consolidation. The consolidated financial statements include the accounts of Ocean Resources, Inc. and its subsidiaries. The Company’s wholly-owned subsidiaries include: Ocean Operating, Inc. (‘‘OOI’’), a Texas company, Caribbean Exploration, Inc. (‘‘CEI’’), a Texas corporation, and Blue Ocean Technologies, LLC (‘‘BOT’’), a Texas limited liability company. OOI owns 100% of the outstanding shares of Ocean Boomer, Inc. (‘‘OBI’’), a New Jersey corporation, which has a wholly-owned subsidiary, Marine Group International, Inc. (‘‘MGI’’), a Panamanian company. Inter-company balances and transactions have been eliminated.

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

e) Interest expense. During the quarter ended December 2004, the Company incurred $68,726 of interest expense related to notes payable and $112,011 year to date. The Company did not incur any interest expense during the three or six month period ended December 2003.

f) Liquidated damages. For the six month period ended December 2004, the Company incurred $130,110 in fees as a result of not registering on a timely basis, certain securities related to financing agreements.

g) Accretion of warrants. During the quarter ended December 2004, the Company incurred no expense related to the accretion of warrants and $1,230,218 year to date. The Company did not incur any expense for accretion of warrants during the three or six month period ended December 2003.

h) Net earnings (loss) per share. Net earnings (loss) per share Basic is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of dilutive securities such as stock options and warrants. Warrants outstanding at December 31, 2004 and December 31, 2003 are excluded from the computation of diluted earnings per share due to the Company incurring a net loss for the periods presented.

i) Foreign currency transaction and translation gains (losses). The principal operations of the Company are located in the United Kingdom or at sea in international waters. On a consolidated basis the Company’s reporting currency is the United States dollar.

j) Comprehensive income. The Company reports comprehensive income in accordance with FASB Statement No. 130, ‘‘Reporting Comprehensive Income’’. This statement establishes standards for reporting comprehensive income in financial statements. Material components of Accumulated Other Comprehensive Income must also be disclosed. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to the results or financial position of the Company. Accordingly, Comprehensive Income is included in the Statement of Operations, while Accumulated Other Comprehensive (Loss) Income is included in the Shareholders’ Equity section of the Balance Sheet. Amounts are reported net of tax and include gains and losses on foreign currency translation adjustments.

k) Recent accounting standards. The Company has adopted the provisions of Financial Accounting Standards Board No. 150, ‘‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity’’ in accounting for its redeemable preferred stock. As such, the Company has recorded the fair value of its issued redeemable preferred stock as equity in the Company’s consolidated balance sheet.

(2) Significant Acquisitions.

None.

(3) Divestitures.

The Company elected to cancel its previously announced acquisition of Titanic Explorations, Ltd., a subsidiary of Caribbean Exploration, Inc. Caribbean Exploration remains a wholly-owned subsidiary of the Company. The Company also elected to withdraw its spin-off of shares in Caribbean Exploration.

(4) Stockholders’ Equity.

During the quarter ended September 30, 2004, the Company issued 8,242,500 common shares to be held in escrow for a contemplated stock swap. In early October 2004, the escrowed shares were returned and cancelled as the Company decided not to participate in the stock swap.

During the quarter ended December 31, 2004, the Company issued 100,000 shares of Series C preferred stock to investors for proceeds of $100,000. An additional 50,000 shares of Series C preferred stock valued at $50,000 were issued in lieu of accrued salary.

During the quarter ended December 31, 2004, the Company issued a net total of 18,570,611 shares of common stock. Of these, 250,000 common shares were issued to investors for proceeds of $25,000. Vessel management, consulting, and project related expenses, prepaid and current, accounted for 22,888,889 common shares valued at $1,830,111. MAC Partners LP/Trenton Lighthouse, LP received a net of 4,720,000 common shares.  Other service providers received 1,793,111 common shares in exchange for services rendered or to be rendered. In addition to the return of the 8,242,500 shares referenced above, the Company cancelled the issuance of 500,000 shares due to its decision not to go forward with the acquisition of Titanic Exploration, and cancelled an additional 2,338,889 common shares previously issued to service providers.

(5) Note Payable.

In fiscal year 2004, the Company issued a promissory note in the principal amount of $950,000 as partial payment for the M.S. Ocean Boomer and the ROV. The note bears interest at 7% per annum and is due no later than June 30, 2005. The principal balance due on the note at December 31, 2004 was $420,000.

On July 13, 2004, Marine Group International, Inc. assigned its interests in the ROV to the Company. On July 15, 2004, the Company, in conjunction with its subsidiaries, Ocean Operating, Inc., Ocean Boomer, Inc., and Marine Group International, Inc., signed a promissory note in the principal amount of $800,000.00, payable to Summitbridge National Investments LLC, an affiliate of Summit Investment

Management, LLC. The principal balance due on the note at December 31, 2004 was $330,715.

In July 2004, the Company signed a secured convertible note in the principal amount of $475,000, payable to Alpha Capital Aktiengesellschaft, a Lichtenstein company, and a $25,000 secured convertible note in the principal amount of $25,000, payable to David Herzog, c/o Investcor LLC. The notes accrue interest at 6% annually and mature in July 2006.

On August 24, 2004, the Company revised the terms of an existing promissory note payable to Sovereign Strategic Partners, Limited. The principal amount of the original, non-interest bearing demand note was $200,000. Under the revised terms, the principal amount was reduced, following a $50,000 payment, to $150,000 with accrued interest at 10% per annum. On November 2, 2004, the principal balance was reduced by $95,000 and transferred to a new promissory note held by Sovereign Equity Fund.

On November 2, 2004, the Company signed a promissory note with Sovereign Equity Fund in the amount of $495,000 which included $95,000 from a loan with Sovereign Strategic Partners, Limited. The note, which matures in November 2006, bears an interest rate of 15% per annum and requires quarterly principal and interest payments commencing February 1, 2005.

In December 2004, the Company signed a promissory note payable to Mr. Andrew Way, a director of the Company, in the amount of £28,600 (approximately $54,538.00). Mr. Way purchased the ROV on behalf of the Company.

(6) Warrants.

The Company has issued 750,000 warrants for a purchase price of $7,500 during the quarter ended December 31, 2004. The Company also accepted the return of 1,500,000 warrants during the same period. The exercise price on all warrants issued to date range from $0.09 to $0.19, with an average exercise price of $0.12. The terms of the warrants range from 240 days after registration to 5 years, with an average term of three years.

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

(8) Supplemental Disclosure of Cash Flow Information.

Cash flows from operating activities include a number of significant non-cash transactions. Non-cash transactions for the quarter ended December 31, 2004 include a net issuance of 18,320,000 shares of common stock and 50,000 shares of preferred stock for services rendered or to be rendered.

(9) Subsequent Events.

In December 2004, the Board of Directors terminated its Management Services Agreement with MAC Partners, LP and initiated an internal audit of all remuneration received by MAC Partners LP and Trenton Lighthouse LP, an affiliated company. The Board also initiated an audit of all remuneration, including advance payments, received by consulting firms managed by an affiliate of MAC Partners, LP. The purpose of the audits is to ascertain the reasonableness of fees and expenses incurred by the Company and correct any imbalance, should one exist.  Preliminary audit findings with regard to MAC Partners indicate that an overpayment may have been made. The Company is in discussions with MAC Partners to resolve this issue. In the quarter ended December 2004, the Company has taken a credit against management fees expense for the apparent overpayment. With regard to advance payments made to the consulting entities, the Company has not received full disclosure of payments made by these entities on the Company’s behalf. The Company is concerned that it may not be able to collect the full amount due from these entities and has decided to take a charge against earnings in the current period.

On January 18, 2005, the Board of Directors received and accepted the resignation of Mr. Dennis McLaughlin from his capacities as Chief Executive Officer and Co-Chairman of the Board. Mr. McLaughlin also resigned his position as a member of the Board of Directors. The Board also received and accepted the resignation of Mr. Kit Chambers, Chief Operating Officer and Secretary of the Company. The Board unanimously approved the appointment of Mr. Andrew Way, the President and a director of the Company, as the Company’s new Chief Executive Officer, and Mr. Nick Sinclair-Brown, formerly Co-Chairman of the Board, to the position of Chairman of the Board of Directors. The Board also unanimously approved the appointment of Mr. Steven Sanit, currently the Chief Financial Officer of the Company, to the additional position of Secretary of the Company.

On January 29, 2005, the Board of Directors elected to withdraw its planned spin-off of shares in Caribbean Exploration, Inc., a wholly-owned subsidiary.

In February, 2005, the Company cancelled 1,000,000 shares of common stock held in escrow.

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

(b)                                  Results of Operations for the Three Month Period Ended December 31, 2004 and 2003.

Financial Condition, Capital Resources and Liquidity Revenues—In November 2004, the Company announced commencement of recovery operations in the Mediterranean. The project had a dual mission combining the field testing of equipment, vessel and crew, with salvage recovery. Field testing was performed in an exemplary manner. The Company recovered approximately three tons of tin before it decided to abandon the wreck site in December as it was deemed not cost effective to continue operations. The recovered cargo is not valued at this time as it has not yet been brought to market.  For the three month period ended December 31, 2004, the Company recorded no revenues.  For the three month period ended December 31, 2003, the Company recognized revenue of $8,900 as a result of fees earned by a former subsidiary, Blue Ocean Wireless. Blue Ocean Wireless was sold in June 2004.

Gross Profit—Gross profit decreased from $(17,700) for the three month period ended December 31, 2003 to $(2,757,300) for the three month period ended December 31, 2004. The decrease is primarily due to expensing amounts advanced to consulting firms and increased costs associated with operating the Ocean Boomer vessel acquired in fiscal 2004.

Selling, General and Administrative Expenses—Selling, general and administrative expenses decreased to $(259,400) during the three month period ended December 31,

2004 from $1,003,700 in the three month period ended December 2003. This decrease is primarily related to a credit taken by the Company as a result over an apparent overpayment to MAC Partners, LP.

Other Income (Loss)—Other income (loss) decreased from $2,500 in the three month period ended December 31 2003 to $(111,200) in the three month period ended December 2004. The decrease is due primarily to liquidated damages fees associated with the Company’s inablility to timely register certain securities.

(c)                                  Results of Operations for the Six Month Period Ended December 31, 2004 and 2003.

Financial Condition, Capital Resources and Liquidity Revenues—In November 2004, the Company announced commencement of recovery operations in the Mediterranean. The project had a dual mission combining the field testing of equipment, vessel and crew, with salvage recovery. Field testing was performed in an exemplary manner. The Company recovered approximately three tons of tin before it decided to abandon the wreck site in December as it was deemed not cost effective to continue operations. The recovered cargo is not valued at this time as it has not yet been brought to market. For the six month period ended December 31, 2004, the Company recorded no revenues.  For the six month period ended December 31, 2003, the Company recognized revenue of $8,900 as a result of fees earned by a former subsidiary, Blue Ocean Wireless. Blue Ocean Wireless was sold in June 2004.

Gross Profit—Gross profit decreased from $(17,700) for the six month period ended December 31, 2003 to $(2,872,900) for the six month period ended December 31, 2004. The decrease is primarily due to expensing amounts advanced to consulting firms and increased costs associated with operating the Ocean Boomer vessel acquired in fiscal 2004.

Selling, General and Administrative Expenses—Selling, general and administrative expenses increased to $2,519,200 during the six month period ended December 31, 2004 from $1,303,400 in the six month period ended December 2003. This increase is primarily related to the non-cash issuances of common stock for management services; director fees; and professional fees including legal, consulting, public relations, and investor relation expenses, offset by a credit taken by the Company as a result over an apparent overpayment to MAC Partners.

Other Income (Loss)—Other income (loss) decreased from $2,500 in the six month period ended December 31 2003 to $(1,239,900) in the six month period ended December 2004. The decrease is due primarily to accretion of warrants and liquated damage fees, offset by the gain on settlement with Ruby Mining.

(d)                                  Liquidity and Working Capital

At December 31, 2004, the Company had a working capital deficit of $496,800 compared to working capital of $393,800 at December 31, 2003. The decrease is primarily due to an increase in notes payable.

Net cash provided by operating activities was $219,200 for the period ended December 31, 2004 compared to $(396,400) for the period ended December 31, 2003. The increase in cash provided by operating activities was primarily due to the issuance of stock for goods and services and the amortization of stock warrants offset by a net loss and an increase in accounts receivable as a result over an apparent overpayment to MAC Partners.

Net cash used in investing activities for the period ended December 31, 2004 was $(1,354,000) for the purchase of communications and computer equipment and other vessel upgrading expenses, compared to $(178,900) for the period ended December 31, 2003.

Cash flows provided by financing activities was $1,042,800 for the period ended December 31, 2004 compared to $675,100 for the period ended December 31, 2003. The increase was due to the issuance of common and preferred stock and the net proceeds from loans to the Company.

There can be no assurance that the Company’s financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

The Company is currently evaluating its options for raising additional working capital via a private placement of either debt or equity.

Item 3. Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, Andrew Way, the President and Chief Executive Officer, and Steven Sanit, the Chief Financial Officer, have concluded that, in their judgment, the Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company, including the Company’s subsidiaries, is accumulated and communicated to the Company’s management, including its principal executive and financial officers of the Company or its subsidiaries, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2004, the Company issued 8,242,500 common shares to be held in escrow for a contemplated stock swap. In early October 2004, the escrowed shares were returned and cancelled as the Company decided not to participate in the stock swap.

During the quarter ended December 31, 2004, the Company issued 100,000 shares of Series C preferred stock to investors for proceeds of $100,000. An additional 50,000 shares of Series C preferred stock valued at $50,000 were issued in lieu of accrued salary.

During the quarter ended December 31, 2004, the Company issued a net total of 18,570,611 shares of common stock. Of these, 250,000 common shares were issued to investors for proceeds of $25,000. Vessel management, consulting, and project related expenses, prepaid and current, accounted for 22,888,889 common shares valued at $1,830,111. MAC Partners LP/Trenton Lighthouse, LP received a net of 4,720,000 common shares.  Other service providers received 1,793,111 common shares in exchange for services rendered or to be rendered. In addition to the return of the 8,242,500 shares referenced above, the Company cancelled the issuance of 500,000 shares due to its decision not to go forward with the acquisition of Titanic Exploration, and cancelled an additional 2,338,889 common shares previously issued to service providers.

The securities have been issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The purchasers of these securities are accredited investors who made informed investment decisions and had access to material information regarding the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders for a vote during the quarter year ended December 31, 2004.

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

Ocean Resources, Inc.
Registrant

February 22, 2005	/s/ Andrew Way
Date	Andrew Way Chief Executive Officer

February 22, 2005	/s/ Steven Sanit
Date	Steven Sanit Chief Financial Officer